Form 10-Q
period 1996-06-30
POTTERS FINANCIAL CORP
filed 1996-08-05
CIK 1010476

U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ________ TO ________

                        Commission file number: 0-27980

                         Potters Financial Corporation
                     (Exact name of small business issuer
                         as specified in its charter)

           Ohio                                     34-1817924
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)                        Number)

519 Broadway, East Liverpool, Ohio_                   43920
(Address of principal executive offices)            (Zip Code)

       Issuer's telephone number, including area code   (330) 385-0770


     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


      Yes ___X____                 No _________


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Shares, no par value         Outstanding at July 15, 1996
                                    506,169 Common Shares

Transitional Small Business Disclosure Format (check one):

      Yes _________                 No ___X____

                                  FORM 10-QSB

                          QUARTER ENDED JUNE 30, 1996

                        Part I - Financial Information

Item 1.  Financial Statements

               Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-QSB as referenced below:

                                                                     Page
                                                                   Number (s)
                                                                  -----------

Consolidated Balance Sheets ........................................... 3

Consolidated Statements of Operations ................................. 4

Consolidated Statements of Changes in Shareholders' Equity ............ 5

Consolidated Statements of Cash Flows ............................... 6-7

Notes to Consolidated Financial Statements ......................... 8-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ............ 13-19

                          Part II - Other Information

Item 1.  Legal Proceedings ........................................... 19

Item 2.  Change in Securities ........................................ 19

Item 3.  Defaults Upon Senior Securities ............................. 20

Item 4.  Submission of Matters to a Vote of
         Security Holders ............................................ 20

Item 5.  Other Information ........................................... 20

Item 6.  Exhibits and Reports on Form 8-K ............................ 20

Signatures ........................................................... 21

                         POTTERS FINANCIAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                            (Dollars in thousands)


- --------------------------------------------------------------------------------
                                                          June 30,  December 31,
                                                            1996        1995
ASSETS
    Cash and due from banks ..........................   $   3,067    $   3,076
    Interest-bearing deposits with Federal
       Home Loan Bank ................................         186        2,675
    Federal funds sold and cash management account ...         538        5,479
                                                         ---------    ---------
      Cash and cash equivalents ......................       3,791       11,230
    Investment securities available for sale,
      at estimated fair value (Note 2) ...............      19,625       10,952
    Investment securities held to maturity
       (estimated fair value: June 30, 1996 -
       $8,335; December 31, 1995 - $8,899) (Note 2) ..       8,482        8,872
    Mortgage-backed securities held to
      maturity (estimated fair value: June 30, 1996 -
      $26,436; December 31, 1995 - $29,041) (Note 2) .      27,237       29,240
    Federal Home Loan Bank stock .....................         733          709
    Loans receivable, net (Note 3) ...................      51,299       49,889
    Premises and equipment, net ......................       1,663        1,585
    Other assets .....................................       1,884        1,765
                                                         ---------    ---------

      Total assets ...................................   $ 114,714    $ 114,242
                                                         =========    =========

LIABILITIES
    Deposits .........................................   $ 100,594    $  98,697
    Federal Home Loan Bank advances (Note 4) .........       2,386        3,018
    Official checks ..................................         757          755
    Advances from borrowers for taxes and insurance ..         157          166
    Accrued expenses and other liabilities ...........         226          417
                                                         ---------    ---------

      Total liabilities ..............................     104,120      103,053
                                                         ---------    ---------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
    Common shares, no par value at June 30, 1996;
      $1.00 par value at December 31, 1995
      Authorized: 10,000,000 shares;
       Issued: 532,809 shares ........................                      533
    Paid-in capital ..................................       4,813        4,280
    Treasury shares (26,640 shares at cost) ..........        (436)
    Unearned compensation on
      recognition and retention plan .................        (118)        (118)
    Unrealized loss on investment
      securities available for sale, net of tax ......        (231)         (23)
    Retained earnings, substantially restricted ......       6,566        6,517
                                                         ---------    ---------
      Total shareholders' equity .....................      10,594       11,189
                                                         ---------    ---------

      Total liabilities and shareholders' equity .....   $ 114,714    $ 114,242
                                                         =========    =========

See accompanying notes to financial statements.

                         POTTERS FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                 (Dollars in thousands, except per share data)

- --------------------------------------------------------------------------------
                                          Three months ended    Six months ended
                                               June 30,             June 30,
                                            1996      1995       1996      1995

Interest income
    Loans ..............................    $1,085    $1,082    $2,199    $2,187
    Investment securities ..............       445       366       795       700
    Mortgage-backed securities .........       439       512       906     1,032
    Other interest income ..............        32        26       117        40
                                            ------    ------    ------    ------
      Total interest income ............     2,001     1,986     4,017     3,959
                                            ------    ------    ------    ------

Interest expense
    Interest on deposits ...............     1,056     1,031     2,118     2,007
    Other interest expense .............        22        26        62        43
                                            ------    ------    ------    ------
      Total interest expense ...........     1,078     1,057     2,180     2,050
                                            ------    ------    ------    ------

Net interest income ....................       923       929     1,837     1,909

Provision for loan losses (Note 3) .....        30        75       249       155
                                            ------    ------    ------    ------

Net interest income after
  provision for loan losses ............       893       854     1,588     1,754

Loan and investment security gains .....                   9         1         3
Other noninterest income ...............        57        55       118       116
                                            ------    ------    ------    ------
      Total noninterest income .........        57        64       119       119
                                            ------    ------    ------    ------

Compensation and benefits ..............       335       350       668       682
Occupancy and equipment ................        80        81       164       162
FDIC deposit insurance premiums ........        64        64       128       129
Other noninterest expense ..............       298       284       556       536
                                            ------    ------    ------    ------
      Total noninterest expense ........       777       779     1,516     1,509
                                            ------    ------    ------    ------

Income before income tax ...............       173       139       191       364

Income tax .............................        70                  78
                                            ------    ------    ------    ------

Net income .............................    $  103    $  139    $  113    $  364
                                            ======    ======    ======    ======

Earnings per share .....................    $ 0.20    $ 0.26    $ 0.22    $ 0.69
                                            ======    ======    ======    ======



See accompanying notes to financial statements.

                         POTTERS FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                            (Dollars in thousands)
- --------------------------------------------------------------------------------

                                                        1996        1995
                                                       ------      ------

    Balance - January 1 ...........................   $ 11,189    $  9,793

    Net income for the six months ended June 30 ...        113         364

    Purchase of 26,640 treasury shares ............       (436)

    Cash dividends declared ($.12 per share in 1996
     and $.10 per share in 1995) ..................        (64)        (53)

    Change in net unrealized gain (loss) on
     securities available for sale ................       (208)        450
                                                      --------    --------

    Balance - June 30 .............................   $ 10,594    $ 10,554
                                                      ========    ========


See accompanying notes to financial statements.

                         POTTERS FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (Dollars in thousands)

- ------------------------------------------------------------------------------

                                                               Six months ended
                                                                   June 30,
                                                               1996       1995
                                                              ------     ------
Cash flows from operating activities
    Net income ..........................................   $    113    $   364
    Adjustments to reconcile net income to net
     cash from operating activities
      Depreciation and amortization .....................         65         69
      Provision for losses ..............................        249        155
      Net investment amortization .......................         38         47
      Net (gain) loss on:
         Investment and mortgage-backed securities ......         (1)        (3)
         Sale of foreclosed real estate and
           repossessed assets ...........................         14          1
      Stock dividend on FHLB stock ......................        (24)       (22)
      Change in other assets and liabilities ............       (279)      (384)
                                                            --------    -------
           Net cash from operating activities ...........        175        227
                                                            --------    -------

Cash flows from investing activities
    Net change in interest-bearing balances
       with banks .......................................                   100
    Investment securities available for sale
         Proceeds from sales ............................      2,500      3,380
         Proceeds from calls and maturities .............      3,296
         Purchases ......................................    (14,782)    (2,828)
    Investment securities held to maturity
      Proceeds from repayments, calls and maturities ....      1,375      1,513
      Purchases .........................................       (984)    (1,503)
    Mortgage-backed securities held to maturity
      Proceeds from principal repayments ................      1,965      1,837
    Purchase of FHLB stock ..............................                   (16)
    Net decrease in loans ...............................      1,343        575
    Loan purchases ......................................     (3,027)
    Proceeds from sale of loans .........................                   109
    Proceeds from sale of foreclosed real estate
      and repossessed assets ............................         82         35
    Property and equipment expenditures .................       (140)       (61)
                                                            --------    -------
      Net cash from investing activities ................     (8,372)     3,141
                                                            --------    -------

                                 (Continued)

                        POTTERS FINANCIAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (Dollars in thousands)

- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------
                                                               Six months ended
                                                                   June 30,
                                                               1996       1995
                                                              ------     ------
Cash flows from financing activities
    Net increase (decrease) in deposits ...............       1,897        (896)
    Proceeds from FHLB advances .......................       1,000       2,500
    Repayments of FHLB advances .......................      (1,632)     (1,000)
    Net change in official checks .....................           2        (299)
    Net increase (decrease) in advances from
      borrowers for taxes and insurance ...............          (9)         20
    Treasury share purchases ..........................        (436)
    Cash dividends paid ...............................         (64)        (53)
                                                           --------     -------

      Net cash from financing activities ..............         758         272
                                                           --------     -------

Net change in cash and cash equivalents ...............      (7,439)      3,640

Cash and cash equivalents at beginning of year ........      11,230       3,038
                                                           --------     -------

Cash and cash equivalents at end of year ..............    $  3,791     $ 6,678
                                                           ========     =======


Supplemental disclosures of cash flow information
  Cash paid during the year for:
      Interest ........................................    $  2,189     $ 2,044
      Income taxes ....................................          96         163

    Noncash transactions
      Transfer from loans to foreclosed real estate
        and repossessed assets ........................          23           5
      Transfer from investment securities available
        for sale to investment securities held to
        maturity ......................................                   1,000



See accompanying notes to consolidated financial statements.

                         POTTERS FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Potters Financial Corporation ("PFC"), a unitary savings and loan holding company, owns all of the issued and outstanding common shares of The Potters Savings and Loan Company ("Potters"), a savings and loan association. Both entities are headquartered at 519 Broadway in East Liverpool, Ohio.

The accompanying consolidated financial statements include the accounts of PFC, Potters and its wholly-owned subsidiary, Potters Financial Service Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at June 30, 1996, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of Potters and notes thereto included in the 1995 Annual Report.

Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" was adopted by Potters on January 1, 1996, and requires companies to recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. Mortgage servicing rights are recorded as a separate asset when loans are sold or securitized, and amortized in proportion to, and over the period of, estimated net servicing income. Because Potters did not sell or securitize loans in the first quarter of 1996, the adoption of this statement did not impact net income for the period. Based on Potters' historical sales volume, SFAS No. 122 is not expected to have a material impact on Potters' net income. Any loan sales occurring in the future will be recorded according to the provisions of SFAS No. 122.

In 1996, PFC is adopting SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, use of a fair value based method to account for plans such as PFC's stock option plan. If the fair value accounting treatment encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and earnings per share had such accounting treatment been adopted. PFC elected to disclose the pro forma effect of the fair value accounting for stock options granted in 1995 and thereafter, and will include appropriate disclosures in the 1996 annual financial statements.

Earnings per share was calculated on the basis of the weighted average number of shares outstanding during the period. Such weighted average shares were 527,247 for the second quarter of 1996 and 530,028 for the six months ended June 30, 1996. Weighted average shares during both periods in 1995 totaled 529,809.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

                                  (Continued)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities and mortgage-backed securities are as follows at June 30, 1996 (dollars in thousands):

                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized     Fair
                                  Cost        Gains      Losses       Value
Investment securities
  available for sale:

     U.S. Treasury and U.S.
      Government agencies       $14,283     $     2     $  (307)    $13,978
     Mutual funds                 5,693                     (46)      5,647
                                -------     -------     -------     -------
                                $19,976     $     2     $  (353)    $19,625
                                =======     =======     =======     =======

Investment securities held
  to maturity:

     U.S. Treasury and U.S.
       Government agencies      $ 7,348     $     3     $  (197)    $ 7,154
     Obligations of states and
       political subdivisions       178          35                     213
     Other securities               956          12                     968
                                -------     -------     -------     -------

                                $ 8,482     $    50     $  (197)    $ 8,335
                                =======     =======     =======     =======

Mortgage-backed securities      $27,237     $    32     $  (833)    $26,436
                                =======     =======     =======     =======

The amortized cost and estimated fair value of debt securities at June 30,1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                      Available for Sale          Held to Maturity
                                    Amortized    Estimated     Amortized   Estimated
                                      Cost      Fair Value        Cost     Fair Value
                                                  (dollars in thousands)

  Due in one year or less                                       $  504     $  505
  Due after one year through
    five years                       $ 9,492     $ 9,282         4,161      4,077
  Due after five years through
    ten years                          4,791       4,696         2,392      2,319
  Due after ten years                                            1,425      1,434
                                      ------      ------        ------     ------

                                     $14,283     $13,978        $8,482     $8,335
                                     =======     =======        ======     ======

Proceeds from the sale of investment securities available for sale during the six months ended June 30, 1996 totaled $2.5 million and resulted in no gain or loss. During 1996, securities totaling $3.8 million were called, resulting in a $1,000 gain. The net unrealized holding loss on securities available for sale increased by $308,000 during 1996. There were no sales or transfers of investment or mortgage-backed securities held to maturity during 1996. Two agency securities totaling $1.0 million were transferred, at fair value, from the available for sale portfolio to the held to maturity portfolio during 1995.

The carrying value of investment securities pledged as collateral for public funds amounted to $2.0 million at June 30, 1996.

                                 (Continued)

The amortized cost and estimated fair value of investments in debt and equity securities are as follows at December 31, 1995 (dollars in thousands):

                                                  Gross       Gross    Estimated
                                      Amortized  Unrealized  Unrealized   Fair
                                        Cost       Gains      Losses      Value

Investment securities
  available for sale:

   U. S. Government agencies .......    $10,994    $   8     $   (50)    $10,952
                                        =======    =====     =======     =======

Investment securities held
  to maturity:

   U.S. Treasury and U.S. ..........
     Government agencies ...........    $ 7,666    $  18     $   (41)    $ 7,643
   Obligations of states and
     political subdivisions ........        178       37                     215
   Other securities ................      1,028       13                   1,041
                                        -------    -----     -------     -------

                                        $ 8,872    $  68     $   (41)    $ 8,899
                                        =======    =====     =======     =======

Mortgage-backed securities
 held to maturity ..................    $29,240    $ 120     $  (319)    $29,041
                                        =======    =====     =======     =======


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized below (dollars in thousands):

                                                          June 30,  December 31,
                                                             1996        1995
Real estate loans
     One-to-four family residences .....................   $ 37,236    $ 33,007
     Nonresidential property ...........................      7,652       9,385
     Multifamily and other .............................      2,052       2,106
                                                           --------    --------
                                                             46,940      44,498
                                                           --------    --------
Consumer and other loans
     Loans on deposits .................................        527         562
     Home improvement and equity loans .................      3,318       3,314
     Educational loans held for sale ...................         10         438
     Automobile loans ..................................        429         413
     Mobile home loans .................................      1,032       1,280
     Commercial loans and unsecured lines of credit ....        960       1,563
     Other .............................................        846         605
                                                           --------    --------
                                                              7,122       8,175
                                                           --------    --------

     Total loan principal balances .....................     54,062      52,673
     Loans in process ..................................       (633)       (477)
     Unearned interest and deferred fees,net ...........        (34)        (67)
     Allowance for loan losses .........................     (2,096)     (2,240)
                                                           --------    --------

                                                           $ 51,299    $ 49,889
                                                           ========    ========

The estimated fair value of educational loans held for sale exceeds the carrying value of such loans.

                                 (Continued)

Nonaccrual and renegotiated loans totaled $2.7 million and $2.4 million at June 30, 1996 and December 31, 1995, respectively. Potters is not committed to lend additional funds to debtors whose loans have been modified.

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                               Six months ended
                                                   June 30,
                                                1996      1995

    Balance at beginning of year ............  $2,240    $1,963
    Provision for loan losses ...............     249       155
    Recoveries ..............................      19        27
    Charge-offs .............................    (412)      (27)
                                               ------    ------

    Balance at end of year ..................  $2,096    $2,118
                                               =======   ======

Information regarding impaired loans, which is included in nonaccrual and renegotiated loans disclosed above, is as follows for the six months ended June 30, 1996 and 1995 (dollars in thousands):

                                                1996      1995

Average investment in impaired loans ........  $  354    $  340
                                               ======    ======

Interest income recognized on impaired
  loans including interest income recognized
  on a cash basis ...........................  $   14    $    0
                                               ======    ======

Interest income recognized on impaired loans
  on a cash basis ...........................  $   14    $    0
                                               ======    ======


Information regarding impaired loans at June 30, 1996 and December 31, 1995 is as follows (dollars in thousands):

                                               June 30, December 31,
                                                 1996        1995

Balance of impaired loans ...................  $  511    $  193
Less portion for which no allowance for
  loan losses is allocated ..................    (511)     (193)
                                               ------    ------

Portion of impaired loan balance for which
  an allowance for loan losses is allocated .  $    0    $    0
                                               ======    ======

Portion of allowance for loan losses
  allocated to the impaired loan balance ....  $    0    $    0
                                               ======    ======



                                 (Continued)

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances as of June 30, 1996 are as follows (dollars in thousands):

Variable rate advance:
     5.6125% Libor Advance due December 20, 2001          $ 1,000

Fixed rate advances with monthly interest payments:
   5.67% Advance due November 27, 1998                        750

Fixed rate advances with monthly principal and
   interest payments:
   6.05% Advance due August 14, 1998                          433
   5.85% Advance due September 1, 1999                        203
                                                          -------
                                                          $ 2,386
                                                          =======

FHLB advances obtained through the Community Investment Program are amortizing loans requiring monthly principal payments. As of June 30, 1996, the aggregate future minimum annual principal payments on FHLB advances are $131,000 in 1996, $262,000 in 1997, $946,000 in 1998, $47,000 in 1999 and $1.0 million in
2001. As of June 30, 1996, Potters had requested and was approved to borrow a total of $5.5 million in cash management advances. FHLB advances are collateralized by all shares of FHLB stock owned by Potters and by 100% of its qualified real estate loan portfolio.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, Potters has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. These include Potters being a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position of PFC.

Potters is a party to and a creditor in the Chapter 11 Bankruptcy Proceedings of the Bennett Funding Group, Inc. (the "Bennett Group"). Bankruptcy counsel in New York has been engaged to represent Potters' interests in the case. A Trustee appointed by the bankruptcy court continues the investigation into the activities of the Bennett Group. Counsel has advised Potters that there is no certainty at this time as to the exact duration of the case nor the amount of funds which will ultimately be collected through the Trustee. At June 30, 1996, Potters' investment in the equipment lease credit was $365,000 after the $377,000 write-down.

Loan Commitments
As of June 30, 1996, Potters had commitments to make loans (at market rates) and unused lines of credit approximating $4,302,000, of which $315,000 carry fixed rates, ranging from 7.75% to 9.25%, and $3,987,000 carry adjustable rates. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK

Most of Potters' current business activities are with customers located within the immediate lending area which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. As of June 30, 1996, Potters' loan portfolio included approximately $6.5 million in nonresidential real estate loans secured by property located primarily in the State of Colorado.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operationsk


Introduction

On February 23, 1996, the shareholders of The Potters Savings and Loan Company ("Potters") were asked to approve the reorganization of Potters into the holding company structure of ownership. The reorganization was approved and was completed on March 11, 1996. As a result, Potters Financial Corporation ("PFC"), a unitary savings and loan holding company, became the holder of all of the outstanding common shares of Potters, and the former shareholders of Potters received common shares of PFC. PFC declared its first dividend of $.12 per share on April 24, 1996, paid on May 24, 1996, to shareholders of record as of May 4, 1996.

PFC successfully completed the repurchase of 5% of its 532,809 outstanding common shares on June 12, 1996. The stock repurchase program, announced on June 7, 1996, resulted in the repurchase of 26,640 shares at an average price of $16.375 per common share. The shares will be held as treasury shares by PFC to be available for general corporate purposes.

The following discussion and financial information are presented to provide shareholders with a more comprehensive review of the financial position and operating results than could be obtained from an examination of the financial statements alone. The review should be read in conjunction with the consolidated financial statements and accompanying notes.

Results of Operations

PFC recorded earnings of $103,000, or $.20 per common share, for the second quarter of 1996 compared to $139,000, or $.26 per share, for Potters for the second quarter of 1995. The decrease in net income resulted in annualized returns on average assets and average shareholders' equity of .36% and 3.76%, respectively, for the three months ended June 30, 1996, compared to .50% and 5.33%, respectively, for the comparable period during 1995. The decline in net income during the second quarter of 1996 versus the second quarter of 1995 was primarily caused by a provision for income taxes during 1996. Potters has not recorded an income tax provision for the past two years because of the continuing reduction in the valuation allowance against deferred tax assets. The valuation allowance was reduced as the deferred tax asset became more likely to be realized as Potters paid taxes and established a history of generating taxable income, and such allowance was eliminated as of December 31, 1995. As a result, Potters began to recognize income tax expense in 1996. Net income on a pretax basis for the second quarter of 1996, however, exceeded that of the comparable period in 1995 by $34,000, or 24.5%, due primarily to a lower provision for loan losses in the second quarter of 1996.

Net income for the six months ended June 30, 1996 was $113,000, or $.22 per common share, compared to net income of $364,000, or $.69 per share for the six months ended June 30, 1995. The annualized return on assets for the six months ended June 30, 1996 was .21% compared to .65% for the comparable period in 1995, while annualized returns on shareholders' equity for the same respective periods were 2.11% and 7.04%. The principal reasons for the $251,000 decrease in 1996 net income were a higher provision for loan losses, the provision for income taxes previously discussed and decreased net interest income. The increase in the provision for loan losses related to the extension of credit by Potters for an investment in equipment leases with Bennett Funding Group, Inc. (the "Bennett Group"), a Syracuse, New York leasing corporation, and Bennett Leasing Corporation, a related entity. Potters learned late in the first quarter of 1996 that the Securities and Exchange Commission commenced proceedings against Bennett Funding charging fraud in connection with the sale of equipment leases. On March 29, 1996, the Bennett Group filed for protection from creditors under Chapter 11 of the federal bankruptcy laws.

Consistent with Potters' historically proactive approach to dealing with problem assets, $377,000 of the $754,000 equipment lease credit was charged off in the first quarter of 1996. In addition, the provision for loan losses was increased, resulting in a $94,000 increase in the 1996 provision over last year. Potters also ceased the accrual of interest on the remaining investment until more information is obtained with respect to potential future cash flows. Bankruptcy counsel in New York has been engaged to represent Potters' interests in the case. A trustee appointed by the bankruptcy court continues the investigation into the activities of the Bennett Group and Potters' counsel is working actively with such trustee. Once the priority of interests in the case has been determined, it is Potters' intention, and that of its counsel, to pursue the collection of rental streams due Potters. It is anticipated, as advised by counsel, that the priority of interests should be determined during the fourth quarter of 1996. No payments have been received since the announcement of the bankruptcy. Because Potters placed the asset on a nonaccrual status in March 1996, it has been included in nonperforming and impaired loans.

The allowance for loan losses of Potters at June 30, 1996 was $2.1 million, representing a decline of $144,000 from $2.2 million at December 31, 1995. During the six months ended June 30, 1996, the provision for loan losses of $249,000 was offset by net loan charge-offs of $393,000, including $377,000 relating to the Bennett Group lease portfolio. The provision for loan losses during the first six months of 1995 totaled $155,000, while no net loan charge-offs were experienced during such period.

Nonperforming loans of $2.7 million at June 30, 1996 represented increases of $222,000 over the $2.4 million level at December 31, 1995 and $83,000 over the $2.6 million level at June 30, 1995. The increase, caused primarily by the inclusion of the Bennett Group credits, reduced the allowance as a percentage of nonperforming loans to 78.8%, or 3.9% of total loans, at June 30, 1996 compared to 91.9%, or 4.3% of total loans, at December 31, 1995 and 82.2%, or 4.1% of total loans, at June 30, 1995. Impaired loans as of June 30, 1996 totaled $511,000 compared to $193,000 at December 31, 1995. Once again, the increase was caused by the addition of the $377,000 equipment lease credits. At June 30, 1996, Potters' allowance included $960,000 of reserves which were not allocated to any specific loan or group of loans. Based upon historic experience, the management of Potters believes that such unallocated reserves will be sufficient to absorb any additional general loan losses in the portfolio.

Also contributing to the decline in net income during 1996 was a decrease in net interest income and a contraction in the interest rate spread. Such contraction was primarily attributable to continued strong competition for deposits, which resulted in upward pricing on certificates of deposit and a rising cost of funds.

Interest income increased $15,000 and $58,000 for the three and six months ended June 30, 1996, respectively, compared to the same periods for 1995. Yields on interest-earning assets declined from 7.41% for the first six months of 1995 to 7.38% for the same period during 1996. Calls of $3.8 million on higher yielding agency securities and payoffs of $1.6 million on higher yielding nonresidential real estate loans located in Colorado negatively affected the interest rate spread.

Interest expense increased $21,000, to $1.1 million, and $130,000, to $2.2 million, for the three and six months ended June 30, 1996, respectively, compared to the same periods during 1995. Such increases were attributable to higher balances of deposits during 1996 and higher rates on certificates of deposit. The cost of funds increased significantly, from 4.12% for the six months ended June 30, 1995 to 4.30% for the comparable period in 1996.

The increase in the cost of funds and the decrease in the yield on interest-earning assets resulted in a contraction of the interest rate spread from 3.29% during the first six months of 1995 to 3.07% for the first half of 1996 and a decline in net interest income of $72,000 during 1996 compared to 1995. Net interest income for the second quarter of 1996 totaled $923,000, a decrease of $6,000 from $929,000 during the second quarter of 1995.

Noninterest income decreased $7,000 for the three months ended June 30, 1996 compared to the same period in 1995, and remained identical at $119,000 for the first half of 1996 compared to 1995. Included in 1996 noninterest income was a net expense of $20,000 on foreclosed real estate operations due primarily to the payment of real estate taxes on foreclosed real estate. In an effort to enhance noninterest income, an analysis of the existing fee structure on deposit and loan products has been completed and several changes are in varying stages of implementation.

Noninterest expense remained virtually the same with a $2,000 decrease during the second quarter of 1996 versus 1995 and a $7,000 increase for the first six months of 1996 versus the comparable period during 1995. Despite ongoing efforts to contain expenses, Potters continued its strategic commitment to invest in employee training and development during the first six months of 1996. In the second quarter of 1996, new teller hardware and software was installed in order to improve customer service and achieve greater branch operations efficiency. Potters also continues to carefully evaluate all expenses with the objective of holding 1996 noninterest expense to the 1995 level. Included in noninterest expense during 1996 were $14,000 of losses on sales of repossessed mobile homes, increased advertising, franchise tax and employee education expenses over the 1995 level, somewhat offset by reduced legal and consulting services and lower compensation and benefits.

Financial Condition

PFC's assets at June 30, 1996 were $114.7 million compared to $114.2 million for Potters at December 31, 1995. During the first six months of 1996, cash and cash equivalents, proceeds from calls and repayments of loans and securities and deposit inflows were utilized to purchase investment securities available for sale and adjustable-rate real estate loans.

Cash and cash equivalents decreased $7.4 million, from $11.2 million at December 31, 1995 to $3.8 million at June 30, 1996. Funds invested in short-term investment instruments at December 31, 1995, along with other sources, were used to purchase equity funds and agency securities for the available for sale portfolio and $3.0 million of adjustable-rate, one-to-four family real estate loans located in northwestern Ohio.

Available for sale investment securities increased to $19.6 million at June 30, 1996 from $11.0 million at December 31, 1995. Equity funds and agency securities of $14.8 million were purchased for the available for sale portfolio during 1996 while $3.0 million of higher yielding agency securities were called. Net proceeds from sales of equity funds totaled $2.5 million during the quarter. The available for sale portfolio included an unrealized loss of $351,000 at June 30, 1996, compared to an unrealized loss of $42,000 at December 31, 1995. The increase in the unrealized loss was attributable to a general rise in interest rates during the first six months of 1996. The unrealized loss net of tax on investment securities available for sale, reflected in shareholders' equity, increased from $23,000 at December 31, 1995 to $231,000 at June 30, 1996. During the second quarter of 1996, the purchase of a $1.0 million fixed rate, callable Federal Home Loan Bank ("FHLB") security was financed with a variable-rate FHLB advance at an initial interest rate spread of 186 basis points. The interest rate spread will be monitored at each quarterly interest rate reset of the FHLB advance and the advance can be repaid at any repricing date if it is in Potters' best interest to do so.

Mortgage-backed securities held to maturity declined $2.0 million during 1996 due to repayments. No purchases were made during the period.

Net loans receivable increased $1.4 million during the first six months of 1996, from $49.9 million at December 31, 1995 to $51.3 million at June 30, 1996. However, two significant changes in loan composition occurred in 1996. The purchase of $3.0 million of adjustable-rate loans and a net increase of $1.2 million in local loan originations resulted in a net increase of $4.2 million in one-to-four family residential real estate loans. Conversely, three large loan payoffs totaling $1.6 million reduced the level of nonresidential real estate loans located in Colorado to approximately $6.5 million. Such payoffs negatively affected the interest rate spread, but aided Potters in its strategy of reducing the risk in the real estate loan portfolio from out-of-area nonresidential properties.

Total deposits at June 30, 1996 were $100.6 million compared to $98.7 million at December 31, 1995, an increase of $1.9 million. Inflows occurred primarily in passbook and checking account products. Potters introduced new commercial checking and savings products to position it to more aggressively pursue commercial account relationships. Strong competition for certificates of deposit in the local area continues to affect the cost of funds. In response, the Asset and Liability Management Committee has continued to focus on strategies for reduced interest rate risk and responsible deposit management.

FHLB advances totaled $2.4 million at June 30, 1996, compared to $3.0 million at December 31 1995. The decrease was the result of repayments of $1.6 million, somewhat offset by a new advance totaling $1.0 million. The new advance was used to purchase an FHLB security, as previously discussed herein.

Shareholders' equity decreased $595,000 during 1996 due to treasury share purchases of $436,000, an increase in the unrealized loss, net of tax, on investment securities available for sale of $208,000 and dividends paid of $64,000, offset by the addition of $113,000 in net income for the six months ended June 30, 1996.

Liquidity and Capital Resources

Potters' normal, recurring sources of funds are primarily customer deposits, investment securities available for sale, maturities, calls and repayments of investment and mortgage-backed securities held to maturity, loan repayments and other funds provided by operations. Potters has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

Significant components of cash flows from investing activities during the first six months of 1996 were purchases of $14.8 million of securities available for sale somewhat offset by $2.5 million in sales, $250,000 in maturities and $3.0 million in calls of such securities. Repayments, calls and maturities of investment and mortgage-backed securities held to maturity totaled $3.3 million during the year. Loans purchased totaled $3.0 million during the first six months of 1996. Investing activities during the first half of 1995 included the purchase of $2.8 million in securities available for sale and $1.5 million in securities held to maturity offset by $1.5 million in repayments on such securities. Sale of securities available for sale during 1995 totaled $3.4 million.

Financing activities during the six months ended June 30, 1996 included net deposit inflows of $1.9 million, proceeds of FHLB advances of $1.0 million and advance repayments totaling $1.6 million. In addition, PFC purchased 26,640 treasury shares totaling $436,000. Deposit outflows of $896,000 occurred during the first half of 1995, while FHLB advance activity included proceeds totaling $2.5 million and repayments of $1.0 million.

Potters' average regulatory liquidity ratio for June 1996 was 21.61%. At June 30, 1996, Potters had commitments to originate loans of $731,000 and unused lines of credit totaling $3.6 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters' capital levels as of June 30, 1996 (dollars in thousands):

                             Tangible            Core           Risk-based
                              Capital           Capital          Capital
                         -------------     -------------     --------------
                          Amount     %      Amount     %      Amount      %
                          ------    ---     ------    ---     ------     ---

Regulatory capital -
  computed               $10,679   9.30%   $10,679    9.30%  $11,311   23.03%
Minimum capital
  requirement              1,723   1.50      3,446    3.00     3,930    8.00
                          ------   ----     ------    ----   -------   -----

Regulatory capital -
  excess                  $8,956   7.80%    $7,233    6.30%   $7,381   15.03%
                          ======   ====     ======    ====    ======   =====

Proposed FDIC Assessment

The deposit accounts of Potters and other savings associations are insured by the FDIC in the Savings Association Insurance Fund ("SAIF"). Because a significant portion of the assessments paid into the fund by savings associations are used to pay the cost of prior thrift failures, the reserves of the SAIF are below the level required by law. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy commercial banks were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Beginning in 1996, no BIF assessments are required for healthy commercial banks except a $2,000 minimum fee. Such a disparity in the premium could have a negative competitive impact on Potters and other savings associations.

Congress is considering legislation to recapitalize the SAIF and to eliminate this significant premium disparity. Currently, the recapitalization plan provides for a special assessment of approximately $.85 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF deposits would pay a lower special assessment. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF. Such cost sharing might increase BIF assessments. Subsequent SAIF assessments for healthy institutions would be set at a significantly lower level, but could never be reduced below the level set for healthy BIF institutions.

The recapitalization plan also provides for the merger of the SAIF and the BIF on January 1, 1998. As currently proposed, the SAIF recapitalization legislation provides for the elimination of the federal thrift charter and of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. If such proposal is adopted, Potters would be regulated as a bank under federal law. As a result, Potters would become subject to the more restrictive activity limits imposed on national banks. In addition, if required to become a bank holding company, PFC would be subject to more restrictive activity limits and to capital requirements similar to those imposed on Potters. It is not expected that such new activity limits will have a material effect on the financial condition or operations of PFC or Potters. Upon conversion to a bank charter, each thrift would be required to recapture into taxable income any bad debt reserves in excess of those allowed for banks. This recapture would not be material for Potters, because it has used the experience method of calculating its bad debt deductions in recent years, which is the same method used by banks. In 1995, Potters' bad debt deduction was based on a percentage of taxable income, for which a deferred tax liability has been recognized.

Potters had a deposit base of $97.9 million at March 31, 1995. If a special assessment of $.85 per $100 in deposits at March 31, 1995 is imposed, Potters will pay an additional assessment of $832,000. The assessment should be tax deductible, but it will reduce earnings and capital in the period recorded. If the proposal is enacted into law, the provisions of the law will dictate the period in which the assessment is expensed.

No assurances can be given that the SAIF recapitalization plan will be enacted into law or in what form it may be enacted. In addition, Potters can give no assurances that the disparity between BIF and SAIF assessments will be eliminated and cannot be certain of the impact of its being regulated as or converted to a bank until the legislation requiring such change is enacted.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
           Potters is a party to and a creditor in certain Chapter 11 Bankruptcy Proceedings filed on March 29, 1996 in the United States Bankruptcy Court for the Northern District of New York, and being in re Bennett Funding Group, Inc. et al., and being Case No. 96-61934 (SDG). Potters has engaged the services of counsel in the State of New York, Harter, Secrest & Emery, to represent it in connection with these proceedings. Potters had previously funded certain loans to the Bennett Funding Group, Inc. and Bennett Leasing Company, also known as Aloha Capital, which were secured and collateralized by an assignment of equipment leases and Uniform Commercial Code Financing Statements filed in the respective jurisdictions. Potters is taking the position through its counsel that it is a secured creditor to the extent of the lease stream payments from certain end users of the equipment under the leases which were duly assigned to Potters. Resumption of the payment stream to Potters and other secured bank creditors has not yet materialized and counsel is currently filing motions in the United States Bankruptcy Court requesting relief from the automatic stay provisions of the Bankruptcy Code and further authorizing the Trustee to again commence payment of amounts due under the terms of the leases which the Trustee has been accumulating. At June 30, 1996, Potters' investment in the equipment lease credit was $365,000 after the $377,000 write-down. Outside counsel for Potters has advised it that there is no certainty at this time as to the exact duration of the case nor the amount of funds which will ultimately be collected through the Trustee.

Item 2.  Changes in Securities.
           None.

Item 3.  Defaults Upon Senior Securities.
           None.

Item 4.  Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Shareholders of Potters Financial Corporation was held on April 25, 1996. The matters presented to the Security Holders and the votes cast were as follows:

         1)  Reelection of Directors of Potters Financial Corporation

                   Arthur T. Doak       353,114   FOR
                                             -0-  WITHHELD

                   Timothy M. O'Hara    353,114   FOR
                                             -0-  WITHHELD

                   Peter D. Visnic      353,114   FOR
                                             -0-  WITHHELD

         2)  Ratification of Crowe Chizek as Auditors

                     351,414   FOR
                         550   AGAINST
                       1,150   ABSTAIN

Item 5.  Other Information.
           None.

Item 6.  Exhibits and Reports on Form 8-K.
           A.  Exhibits - none.

           B.  Reports on Form 8-K - none.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              POTTERS FINANCIAL CORPORATION

Date:  August 5, 1996         By: /s/ Edward L. Baumgardner
                                  --------------------------------------------
                                      Edward L. Baumgardner
                                      Duly Authorized Representative,
                                      President and Chief Executive Officer

                              By: /s/ James F. Hoffman
                                  --------------------------------------------
                                      James F. Hoffman
                                      Principal Financial Officer and
                                      Principal Accounting Officer