Form 10QSB
period 1996-09-30
POTTERS FINANCIAL CORP
filed 1996-11-08
CIK 1010476

Page 1 of 22 pages



                    U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ________ TO ________


                        Commission file number: 0-27980

                         Potters Financial Corporation
                     ------------------------------------
                     (Exact name of small business issuer
                         as specified in its charter)


             Ohio                                          34-1817924
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Number)

519 Broadway, East Liverpool, Ohio                           43920
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code           (330) 385-0770



     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                Yes ____X____                       No _________


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Shares, no par value                 Outstanding at October 22, 1996
                                            506,169 Common Shares

Transitional Small Business Disclosure Format (check one):

        Yes _________                       No ____X____

                                  FORM 10-QSB

                       QUARTER ENDED SEPTEMBER 30, 1996

                        Part I - Financial Information



Item 1. Financial Statements

     Interim  financial   information  required  by  Regulation  210.10-01  of
     Regulation S-X is included in this Form 10-QSB as referenced below:

                                                                   Page
                                                                 Number(s)
                                                                ----------
Consolidated Balance Sheets                                          3

Consolidated Statements of Operations                                4

Consolidated Statements of Changes in Shareholders' Equity           5

Consolidated Statements of Cash Flows                                6-7

Notes to Consolidated Financial Statements                           8-13

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations              14-21

                          Part II - Other Information

Item 1.   Legal Proceedings                                          21

Item 2.   Change in Securities                                       21

Item 3.   Defaults Upon Senior Securities                            21

Item 4.   Submission of Matters to a Vote of
          Security Holders                                           21

Item 5.   Other Information                                          21

Item 6.   Exhibits and Reports on Form 8-K                           21

Signatures                                                           22


                         POTTERS FINANCIAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                            (Dollars in thousands)


                                                            September 30,   December 31,
                                                                1996            1995
                                                            -------------   ------------
ASSETS
     Cash and due from banks                                  $   2,394    $   3,076
     Interest-bearing deposits with Federal Home Loan Bank          335        2,675
     Federal funds sold and cash management account                 344        5,479
                                                              ---------    ---------
        Cash and cash equivalents                                 3,073       11,230
     Investment securities available for sale,
       at estimated fair value (Note 2)                          27,785       10,952
     Investment securities held to maturity (estimated
       fair value: September 30, 1996 - $7,790;
       December 31, 1995 - $8,899) (Note 2)                       7,923        8,872
     Mortgage-backed securities held to
       maturity (estimated fair value: September 30, 1996 -
       $25,539; December 31, 1995 - $29,041) (Note 2)            26,216       29,240
     Federal Home Loan Bank stock                                   808          709
     Loans receivable, net (Note 3)                              56,076       49,889
     Premises and equipment, net                                  1,776        1,585
     Other assets                                                 1,840        1,765
                                                              ---------    ---------

        Total assets                                          $ 125,497    $ 114,242
                                                              =========    =========

LIABILITIES
     Deposits                                                 $  97,954    $  98,697
     Federal Home Loan Bank advances (Note 4)                    15,901        3,018
     Official checks                                                435          755
     Advances from borrowers for taxes and insurance                 86          166
     Accrued expenses and other liabilities                         820          417
                                                              ---------    ---------

        Total liabilities                                       115,196      103,053
                                                              ---------    ---------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY
     Common shares, no par value at September 30, 1996;
       $1.00 par value at December 31, 1995
       Authorized: 10,000,000 shares;
        Issued:  532,809 shares                                                  533
     Paid-in capital                                              4,813        4,280
     Treasury shares (26,640 shares at cost)                       (436)
     Unearned compensation on
       recognition and retention plan                              (118)        (118)
     Unrealized loss on investment
       securities available for sale, net of tax                   (176)         (23)
     Retained earnings, substantially restricted                  6,218        6,517
                                                              ---------    ---------
        Total shareholders' equity                               10,301       11,189
                                                              ---------    ---------

        Total liabilities and shareholders' equity            $ 125,497    $ 114,242
                                                              =========    =========


See accompanying notes to financial statements.



                         POTTERS FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                 (Dollars in thousands, except per share data)



                                              Three months ended         Nine months ended
                                                 September 30,             September 30,
                                               1996         1995        1996         1995
                                              ------       ------      ------       ------

Interest income
     Loans                                   $  1,096     $ 1,137      $ 3,295     $ 3,324
     Investment securities                        541         347        1,336       1,047
     Mortgage-backed securities                   434         507        1,340       1,539
     Other interest income                         15          61          132         101
                                             --------     -------      -------     -------
        Total interest income                   2,086       2,052        6,103       6,011
                                             --------     -------      -------     -------

Interest expense
     Interest on deposits                       1,050       1,074        3,168       3,081
     Other interest expense                       130          31          192          74
                                             --------     -------      -------     -------
        Total interest expense                  1,180       1,105        3,360       3,155
                                             --------     -------      -------     -------

Net interest income                               906         947        2,743       2,856

Provision for loan losses (Note 3)                             45          249         200
                                             --------     -------      -------     -------

Net interest income after
  provision for loan losses                       906         902        2,494       2,656

Loan and investment security gains (losses)        (4)          2           (3)          5
Other noninterest income                           75          64          193         180
                                             --------     -------      -------     -------
        Total noninterest income                   71          66          190         185
                                             --------     -------      -------     -------

Compensation and benefits                         368         338        1,036       1,020
Occupancy and equipment                            99          80          263         242
FDIC deposit insurance premiums                   701          64          829         193
Other noninterest expense                         284         256          840         792
                                             --------     -------      -------     -------
        Total noninterest expense               1,452         738        2,968       2,247
                                             --------     -------      -------     -------

Income (loss) before income tax                  (475)        230         (284)        594

Income tax benefit                               (157)                     (79)
                                             ---------    -------      --------   --------

Net income (loss)                            $   (318)    $   230      $  (205)    $   594
                                             =========    =======      ========    =======

Earnings (loss) per share                    $  (0.63)    $  0.43      $ (0.39)    $  1.12
                                             =========    =======      ========    =======



See accompanying notes to financial statements.


                         POTTERS FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                            (Dollars in thousands)
--------------------------------------------------------------------------------

                                                            1996          1995
                                                           ------        ------

Balance - January 1                                       $ 11,189     $  9,793

Net income for the nine months ended September 30             (205)         594

Purchase of 26,640 treasury shares                            (436)

Cash dividends declared ($.18 per share in 1996
 and $.10 per share in 1995)                                   (94)         (53)

Change in net unrealized gain (loss) on
 securities available for sale                                (153)         509
                                                          --------     --------

Balance - September 30                                    $ 10,301     $ 10,843
                                                          ========     ========



See accompanying notes to financial statements.

                         POTTERS FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (Dollars in thousands)


                                                             Nine months ended
                                                                September 30,
                                                              1996        1995
                                                             ------      ------
Cash flows from operating activities
     Net income                                             $   (205)   $   594
     Adjustments to reconcile net income to net
       cash from operating activities
        Depreciation and amortization                            108         94
        Provision for losses                                     249        200
        Net investment amortization                               51         76
        Net (gain) loss on:
           Investment and mortgage-backed securities               4         (3)
           Sale of student loans                                  (1)        (2)
           Sale of foreclosed real estate and
             repossessed assets                                   14          3
        Stock dividend on FHLB stock                             (37)       (35)
        Change in other assets and liabilities                   330       (478)
                                                            --------    -------
             Net cash from operating activities                  513        449
                                                            --------    -------

Cash flows from investing activities
     Net change in interest-bearing balances with banks                     100
     Investment securities available for sale
        Proceeds from sales                                    3,494      3,385
        Proceeds from calls and maturities                     3,296        250
          Purchases                                          (23,856)    (3,578)
     Investment securities held to maturity
        Proceeds from repayments, calls and maturities         1,936      2,513
        Purchases                                               (984)    (2,503)
     Mortgage-backed securities held to maturity
        Proceeds from principal repayments                     2,967      2,854
     Purchase of FHLB stock                                      (62)       (16)
     Net increase in loans                                      (153)    (1,201)
     Loan purchases                                           (6,822)
     Proceeds from sale of loans                                 513        300
     Proceeds from sale of foreclosed real estate
       and repossessed assets                                     88         40
     Property and equipment expenditures                        (297)       (23)
                                                            --------    -------
        Net cash from investing activities                   (19,880)     2,121
                                                            --------    -------


                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (Dollars in thousands)


                                                               Nine months ended
                                                                 September 30,
                                                                1996       1995
                                                               ------     ------

Cash flows from financing activities
     Net decrease in deposits                                   (743)      (799)
     Proceeds from FHLB advances                              15,580      3,350
     Repayments of FHLB advances                              (2,697)    (1,017)
     Net change in official checks                              (320)        (7)
     Net decrease in advances from
       borrowers for taxes and insurance                         (80)       (57)
     Treasury share purchases                                   (436)
     Cash dividends paid                                         (94)       (53)
                                                            --------    -------

        Net cash from financing activities                    11,210      1,417
                                                            --------    -------

Net change in cash and cash equivalents                       (8,157)     3,987

Cash and cash equivalents at beginning of year                11,230      3,038
                                                            --------    -------

Cash and cash equivalents at end of year                    $  3,073    $ 7,025
                                                            ========    =======


Supplemental disclosures of cash flow information
  Cash paid during the year for:
        Interest                                            $  3,302    $ 3,139
        Income taxes                                             116        210

  Noncash transactions
     Transfer from loans to foreclosed real estate
       and repossessed assets                                     23         12
     Transfer from investment securities available
       for sale to investment securities held to maturity                 1,000



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

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at September 30, 1996, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of Potters and notes thereto included in the 1995 Annual Report.

Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" was adopted by Potters on January 1, 1996, and requires companies to recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. Mortgage servicing rights are recorded as a separate asset when loans are sold or securitized, and amortized in proportion to, and over the period of, estimated net servicing income. Because Potters did not sell or securitize loans in 1996, the adoption of this statement did not impact net income for the period. Based on Potters' historical sales volume, SFAS No. 122 is not expected to have a material impact on Potters' net income. Any loan sales occurring in the future will be recorded according to the provisions of SFAS No. 122.

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

Earnings per share was calculated on the basis of the weighted average number of shares outstanding during the period. Such weighted average shares were 506,169 for the third quarter of 1996 and 522,114 for the nine months ended September 30, 1996. Weighted average shares during both periods in 1995 totaled 529,809.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.


                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities and mortgage-backed securities are as follows at September 30, 1996 (dollars in thousands):


                                                       Gross         Gross        Estimated
                                      Amortized     Unrealized    Unrealized        Fair
                                        Cost           Gains        Losses          Value
                                      ---------     ----------    ----------      ---------

Investment securities available
for sale:
      U.S. Treasury and U.S.
       Government agencies            $  22,286      $      13     $    (246)    $  22,053
      Mutual funds                        5,766                          (34)        5,732
                                      ---------      ---------     ---------     ---------
                                      $  28,052      $      13     $    (280)    $  27,785
                                      =========      =========     =========     =========

Investment securities held to
maturity:

      U.S. Treasury and U.S.
        Government agencies           $   6,851      $             $    (180)    $   6,671
      Obligations of states and
        political subdivisions              178             34                         212
      Other securities                      894             13                         907
                                      ---------      ---------     ---------     ---------

                                      $   7,923      $      47     $    (180)    $   7,790
                                      =========      =========     =========     =========

      Mortgage-backed securities      $  26,216      $      48     $    (725)    $  25,539
                                      =========      =========     ==========    =========


The amortized cost and estimated fair value of debt securities at September 30,1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                             Available for Sale        Held to Maturity
                                            --------------------      ------------------
                                            Amortized    Estimated   Amortized    Estimated
                                              Cost      Fair Value     Cost      Fair Value
                                            ---------   ----------   ---------   ----------
                                                        (dollars in thousands)

  Due in one year or less                                             $    29     $     29
  Due after one year through five years      $18,492     $17,344        4,151        4,088
  Due after five years through ten years       3,794       4,709        2,393        2,321
  Due after ten years                                                   1,350        1,352
                                             -------     -------      -------     --------

                                             $22,286     $22,053      $ 7,923     $  7,790
                                             =======     =======      =======     ========



                                  (Continued)
                                     -9-

                         POTTERS FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)





NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

Proceeds from the sale of investment securities available for sale during the nine months ended September 30, 1996 totaled $3.5 million and resulted in a loss of $4,000. During 1996, securities totaling $3.8 million were called. The net unrealized holding loss on securities available for sale increased by $225,000 during 1996. There were no sales or transfers of investment or mortgage-backed securities held to maturity during any period presented. Proceeds from the sale of investment securities available for sale during the nine months ended September 30, 1995 totaled $3.4 million and resulted in a $3,000 gain. Two agency securities totaling $1.0 million were transferred, at fair value, from the available for sale portfolio to the held to maturity portfolio during 1995.

The carrying value of investment securities pledged as collateral for public funds amounted to $2.0 million at September 30, 1996.

The amortized cost and estimated fair value of investments in debt and equity securities are as follows at December 31, 1995 (dollars in thousands):



                                                        Gross         Gross        Estimated
                                        Amortized    Unrealized    Unrealized        Fair
                                          Cost          Gains        Losses          Value
                                        ---------    ----------    ----------      ---------

Investment securities available
for sale:

      U. S. Government agencies       $  10,994      $       8     $     (50)      $  10,952
                                      =========      =========     =========       =========


                                                        Gross         Gross        Estimated
                                        Amortized     Unrealized    Unrealized       Fair
                                          Cost          Gains        Losses          Value
                                        ---------     ----------    ----------     ---------

Investment securities held to maturity:

      U.S. Treasury and U.S.
        Government agencies           $   7,666      $      18     $     (41)    $   7,643
      Obligations of states and
        political subdivisions              178             37                         215
      Other securities                    1,028             13                       1,041
                                      ---------      ---------     ---------     ---------

                                      $   8,872      $      68     $     (41)    $   8,899
                                      =========      =========     =========     =========


      Mortgage-backed securities      $  29,240      $     120     $    (319)    $  29,041
                                      =========      =========     ==========    =========


                                  (Continued)
                                     -10-

                         POTTERS FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized below (dollars in thousands):

                                                     September 30,  December 31,
                                                         1996            1995
                                                     -------------  ------------
Real estate loans
      One-to-four family residences                     $  42,561     $  33,007
      Nonresidential property                               6,236         9,385
      Multifamily and other                                 2,023         2,106
                                                        ---------     ---------
                                                           50,820        44,498
Consumer and other loans
      Loans on deposits                                       564           562
      Home improvement and equity loans                     3,875         3,314
      Automobile loans                                        383           413
      Mobile home loans                                       963         1,280
      Commercial loans and unsecured lines of credit          852         1,563
      Other                                                   946         1,043
                                                        ---------     ---------
                                                            7,583         8,175
                                                        ---------     ---------

      Total loan principal balances                        58,403        52,673
      Loans in process                                       (242)         (477)
      Unearned interest and deferred fees,net                  16           (67)
      Allowance for loan losses                            (2,101)       (2,240)
                                                        ---------     ---------

                                                        $  56,076     $  49,889
                                                        =========     =========

Nonaccrual and renegotiated loans totaled $2.7 million and $2.4 million at September 30, 1996 and December 31, 1995, respectively. Potters is not committed to lend additional funds to debtors whose loans have been modified.

Activity  in  the  allowance  for  loan  losses  is  as  follows  (dollars  in thousands):
                                                          Nine months ended
                                                            September 30,
                                                          1996        1995
                                                         ------      ------

     Balance at beginning of year                       $ 2,240      $ 1,963
     Provision for loan losses                              249          200
     Recoveries                                              28           38
     Charge-offs                                           (416)         (43)
                                                        --------     -------

     Balance at end of year                             $ 2,101       $2,158
                                                        ========      ======

Information regarding impaired loans, which is included in nonaccrual and renegotiated loans disclosed above, is as follows for the nine months ended September 30, 1996 (dollars in thousands):

                                                          1996        1995
                                                         ------      ------

Average investment in impaired loans                    $   403      $   330
                                                        =======      =======

Interest income recognized on impaired loans
  including interest income recognized on a
   cash basis                                           $    23      $     0
                                                        =======      =======

Interest income recognized on impaired loans
  on a cash basis                                       $    23      $     0
                                                        =======      =======


                                 (Continued)
                                     -11-

Information regarding impaired loans at September 30, 1996 and December 31, 1995 is as follows (dollars in thousands):

                                                      September 30, December 31,
                                                          1996         1995
                                                      ------------- ------------

Balance of impaired loans                               $   489      $   193
Less portion for which no allowance for
  loan losses is allocated                                 (489)        (193)
                                                        -------      -------

Portion of impaired loan balance for which an
  allowance for loan losses is allocated                $     0      $     0
                                                        =======      =======

Portion of allowance for loan losses allocated
  to the impaired loan balance                          $     0      $     0
                                                        =======      =======


NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances as of September 30, 1996 are as follows (dollars in thousands):

Variable-rate advances with monthly interest payments:
     5.650% Libor Advance due December 23, 1996            $  1,000
     5.726% Libor Advance due July 15, 1999                   1,000
     5.542% Libor Advance due August 22, 2000                 1,000
     5.710% Libor Advance due July 17, 2001                   1,000
     5.675% Libor Advance due July 23, 2001                   1,000
     5.550% Libor Advance due August 21, 2001                 1,000
     5.581% Libor Advance due August 27, 2001                 1,000
     5.687% Libor Advance due September 4, 2001               1,000
     5.706% Libor Advance due September 5, 2001               1,000
     5.550% Libor Advance due November 13, 2001               1,000

Variable-rate Cash Management Advance with monthly interest payments:
     5.450% Cash Management Advance due November 25, 1996       750

Fixed-rate advances with monthly interest payments:
     5.67% Advance due November 27, 1998                        750
     5.80% Advance due May 28, 1997                           3,830

Fixed-rate advances with monthly principal and
   interest payments:
     6.05% Advance due August 14, 1998                          383
     5.85% Advance due September 1, 1999                        188
                                                           --------
                                                           $ 15,901
                                                           ========


FHLB advances obtained through the Community Investment Program are amortizing loans requiring monthly principal payments. As of September 30, 1996, the aggregate future minimum annual principal payments on FHLB advances are $1.8 million in 1996, $4.1 million in 1997, $945,000 in 1998, $1.0 million in 1999 and $8.0 million in 2000 and beyond. As of September 30, 1996, the Company has requested and was approved to borrow a total of $5.5 million in cash management advances. FHLB advances are collateralized by all shares of FHLB stock owned by Potters and by 100% of its qualified real estate loan portfolio.

                                  (Continued)
                                     -12-

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, Potters has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. These include certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position of PFC.

Potters is a party to and a creditor in the Chapter 11 Bankruptcy Proceedings of the Bennett Funding Group, Inc. (the "Bennett Group"). Bankruptcy counsel in New York has been engaged to represent Potters' interests in the case. A Trustee appointed by the bankruptcy court continues the investigation into the activities of the Bennett Group. Counsel has advised Potters that there is no certainty at this time as to the exact duration of the case nor the amount of funds which will ultimately be collected through the Trustee. At September 30, 1996, Potters' investment in the equipment lease credit was $365,000 after $377,000 was charged off in the first quarter of 1996.

Loan Commitments

As of September 30, 1996, Potters had commitments to make loans (at market rates) and unused lines of credit approximating $3,191,000, of which $159,000 carry fixed rates, ranging from 7.875% to 10.99%, and $3,032,000 carry adjustable rates. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK

Most of Potters' current business activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. As of September 30, 1996, Potters' loan portfolio included approximately $5.1 million in nonresidential real estate loans secured by property located primarily in the State of Colorado. At September 30, 1996, Potters' loan portfolio also included $6.5 million of purchased one-to-four family real estate loans, $5.6 million in northwestern Ohio and $873,000 in southwestern Ohio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements.

On February 23, 1996, the shareholders of The Potters Savings and Loan Company ("Potters") were asked to approve the reorganization of Potters into the holding company structure of ownership. The reorganization was approved and was completed on March 11, 1996. As a result, Potters Financial Corporation ("PFC"), a unitary savings and loan holding company, became the holder of all of the outstanding common shares of Potters, and the former shareholders of Potters received common shares of PFC. PFC declared dividends of $.12 per share on April 24, 1996 (paid on May 24, 1996) and $.06 per share on July 25, 1996 (paid on August 23, 1996 to shareholders of record as of August 3, 1996).

PFC successfully completed the repurchase of 5% of its 532,809 outstanding common shares on June 12, 1996. The stock repurchase program, announced on June 7, 1996, resulted in the repurchase of 26,640 shares at an average price of $16.375 per common share. PFC began a second stock repurchase plan on October 10, 1996, in which up to 10% of its outstanding common shares may be purchased during the next twelve months. The Board of Directors is using the second stock repurchase as a continuation of PFC's commitment to enhance shareholder value.

Federal Deposit Insurance Corporation Assessment

The deposit accounts of Potters and other savings associations are insured by the Federal Deposit Insurance Corporation ("FDIC") in the Savings Association Insurance Fund ("SAIF"). Because a significant portion of the assessments paid into the fund by savings associations are used to pay the cost of prior thrift failures, the reserves of the SAIF are below the level required by law. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy commercial banks were reduced significantly below the level paid by healthy savings associations effective in mid-1995. In 1996, no BIF assessments are required for healthy commercial banks except a $2,000 minimum fee.

Congress passed legislation to recapitalize the SAIF and to eliminate this significant premium disparity. The recapitalization plan, enacted on September 30, 1996, provides for, among other things, a special assessment of $.657 per

$100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Potters had a deposit base of $97.9 million at March 31, 1995. Potters' special assessment of $.657 per $100 in deposits totaled $643,000 and had a $424,000, or $.84 per common share, net negative impact on third quarter 1996 earnings. Pro rata sharing of the Financing Corporation obligation between BIF and SAIF members will begin by January 1, 2000. Until that time, partial sharing will occur, with SAIF deposits assessed at $.0644 per $100 in deposits and BIF deposits at $.0129 per $100 in deposits. No later than January 1, 2000, deposit insurance premiums for thrifts will be further reduced to $.024 per $100 in deposits. Through December 31, 1998, SAIF assessments for healthy institutions can never be reduced below the level set for healthy BIF institutions. If Potters' September 30, 1996 deposit base and number of outstanding shares remains constant, SAIF insurance premiums for 1997 are expected to be approximately $63,000, increasing net income by $109,000, or $.22 per share. The recapitalization plan will also reduce deposit assessment rates substantially and the disparity which has existed between bank and thrift deposit assessment rates.

The recapitalization plan also provides for the merger of the SAIF and the BIF insurance funds on January 1, 1999, if there are no savings associations under federal law. Pending legislation introduced in late September 1996 proposes the elimination of the federal thrift charter and of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. The Treasury Department has been directed to report to Congress by March 31, 1997 with its recommendation regarding a common charter for banks and federal savings institutions. If this pending legislation is enacted as proposed, Potters would be regulated as a bank under federal law. As a result, Potters would become subject to the more restrictive activity limits imposed on national banks. In addition, if required to become a bank holding company, PFC would be subject to more restrictive activity limits and to capital requirements similar to those imposed on Potters. It is not expected that such new activity limits will have a material effect on the financial condition or operations of PFC or Potters.

The following discussion and financial information are presented to provide shareholders with a more comprehensive review of the financial position and operating results than could be obtained from an examination of the financial statements alone. The review should be read in conjunction with the consolidated financial statements and accompanying notes.

Results of Operations

PFC recorded a net loss of $318,000, or $.63 per common share, for the third quarter of 1996 compared to earnings of $230,000, or $.43 per share, for Potters during the third quarter of 1995. The decrease in net income resulted in annualized returns on average assets and average shareholders' equity of (1.06)% and (12.06)%, respectively, for the three months ended September 30, 1996, compared to .82% and 8.66%, respectively, for the comparable periods during 1995. The decline in net income during the third quarter of 1996 compared to the third quarter of 1995 was primarily caused by the one-time FDIC assessment discussed above. Net income for the third quarter of 1996 excluding the FDIC assessment was $106,000, or $.21 per share. A decline in net interest income during the third quarter of 1996 compared to the third quarter of 1995 was largely offset by a reduction in the provision for loan losses during the same time period.

A net loss of $205,000, or $.39 per common share, was recorded for the nine months ended September 30, 1996, compared to net income of $594,000, or $1.12 per share for the nine months ended September 30, 1995. Net income for the nine months ended September 30, 1996 excluding the FDIC assessment was $219,000, or $.42 per share. The annualized return on assets for the nine months ended September 30, 1996 was (.23)% compared to .71% for the comparable period in 1995, while annualized returns on shareholders' equity for the same respective periods were (2.52)% and 7.47%. The principal reasons for the $799,000 decrease in 1996 net income were higher noninterest expense due primarily to the FDIC assessment, lower net interest income and a higher provision for loan losses. The increase in the provision for loan losses related to the extension of credit by Potters for an investment in equipment leases with Bennett Funding Group, Inc. (the "Bennett Group"), a Syracuse, New York leasing corporation, and Bennett Leasing Corporation, a related entity. Potters learned late in the first quarter of 1996 that the Securities and Exchange Commission commenced proceedings against Bennett Funding charging fraud in connection with the sale of equipment leases. On March 29, 1996, the Bennett Group filed for protection from creditors under Chapter 11 of the federal bankruptcy laws.

Consistent with Potters' historically proactive approach to dealing with problem assets, $377,000 of the $754,000 equipment lease credit was charged off in the first quarter of 1996. In addition, the provision for loan losses was increased, resulting in a $49,000 increase in the 1996 provision over last year. Potters also ceased the accrual of interest on the remaining investment until more information is obtained with respect to potential future cash flows. A trustee appointed by the bankruptcy court continues the investigation into the activities of the Bennett Group, and Potters' legal counsel is working actively with such trustee. No payments have been received since the announcement of the bankruptcy. Because Potters placed the asset on a nonaccrual status in March 1996, it has been included in nonperforming and impaired loans.

The allowance for loan losses of Potters at September 30, 1996 was $2.1 million, representing a decline of $139,000 from $2.2 million at December 31, 1995. During 1996, the provision for loan losses of $249,000 was offset by net loan charge-offs of $388,000, including $377,000 relating to the Bennett Group lease matter. Due primarily to the significant reduction in the Colorado nonresidential real estate portfolio and the increase in unallocated allowances for loan losses during 1996, no provision for loan losses was recorded during the third quarter of 1996. The provision for loan losses during the first nine months of 1995 totaled $200,000, and net loan charge-offs totaled $5,000.

Nonperforming loans of $2.7 million at September 30, 1996 represented increases of $311,000 over the $2.4 million level at December 31, 1995 and $211,000 over the $2.5 million level at September 30, 1995. The increase, caused primarily by the inclusion of the Bennett Group credits, reduced the allowance as a percentage of nonperforming loans to 76.4%, or 3.6% of total loans, at September 30, 1996 from 91.9%, or 4.3% of total loans, at December 31, 1995 and from 85.0%, or 4.0% of total loans, at September 30, 1995. Impaired loans as of September 30, 1996 totaled $489,000 compared to $193,000 at December 31, 1995. Once again, the increase was caused by the addition of the $377,000 equipment lease credit. At September 30, 1996, Potters' allowance included $1.0 million of reserves which were not allocated to any specific loan or group of loans. Based upon historic experience, the management of Potters believes that such unallocated reserves will be sufficient to absorb general loan losses in the portfolio.

Also contributing to the decline in net income during 1996 was a decrease in net interest income and a contraction in the interest rate spread. Such contraction was primarily attributable to a decline in the average yield on loans and an increase in the cost of funds.

Interest income increased $34,000 and $92,000 for the three and nine months ended September 30, 1996, respectively, compared to the same periods for 1995. Yields on interest-earning assets declined by 15 basis points, from 7.49% for the first nine months of 1995 to 7.34% for the same period during 1996. Calls of $3.8 million on higher yielding agency securities and payoffs of $2.8 million on nonresidential real estate loans located in Colorado, with a weighted average yield of 9.07%, negatively affected the interest rate spread.

Interest expense increased $75,000, to $1.2 million, and $205,000, to $3.4 million, for the three and nine months ended September 30, 1996, respectively, compared to the same periods during 1995. Such increases were primarily attributable to increased average balances of FHLB advances and an increase in the yields on such advances during 1996 compared to 1995. Also contributing were increased rates on certificates of deposit and money market deposit accounts. The cost of funds increased from 4.19% for the nine months ended September 30, 1995 to 4.31% for the comparable period in 1996.

The increase in the cost of funds outpaced the increase in interest-earning assets, resulting in a contraction of the interest rate spread from 3.30% during the first nine months of 1995 to 3.03% for the same period in 1996 and a decline in net interest income of $113,000 during 1996 compared to net interest income during 1995. Net interest income declined $41,000 during the third quarter of 1996, from $947,000 for the three months ended September 30, 1995 to $906,000 for the comparable period during 1996.

Noninterest income increased $5,000 for the three and nine months ended September 30, 1996 compared to the respective periods in 1995. Included in 1996 noninterest income was a nonrecurring net loss of $20,000 on foreclosed real estate operations due primarily to the payment of real estate taxes on foreclosed real estate. As a result of an analysis of the existing fee structure on deposit and loan products and the implementation of several changes, deposit account fee income and other income have increased 8.4% and 25.4%, respectively, during 1996 compared to 1995.

Noninterest expense increased $714,000 and $721,000 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The primary reason for the increase was the one-time special assessment required by the FDIC to recapitalize the SAIF fund. As discussed above, this charge in 1996 will result in the reduction of future deposit insurance premiums. Compensation and benefits expense increased during the third quarter due primarily to the addition of a new Senior Loan Officer to Potters' senior management team in July 1996. The lending and mortgage banking experience the Senior Loan Officer brings to Potters will help it move forward in the implementation of its strategic lending objectives.

While ongoing efforts to contain expenses continued in other areas, Potters continued its strategic commitment to invest in employee training and development during the first nine months of 1996. In the second quarter of 1996, new state-of-the-art teller hardware and software was installed in order to improve customer service and achieve greater branch operations efficiency. Office occupancy expense increased during the three and nine months ended September 30, 1996 over 1995 due to increased depreciation expense from the new loan and deposit operations equipment and software, and increased expenses for maintenance of and improvements to Potters' offices. Included in noninterest expense during 1996 were $16,000 of losses on sales of repossessed mobile homes, increased advertising, franchise tax, data processing and employee education expenses over the 1995 level, somewhat offset by reduced legal and consulting services.

Financial Condition

PFC's assets at September 30, 1996 increased $11.3 million to $125.5 million compared to $114.2 million at December 31, 1995. The increase in assets was primarily attributable to a short-term leveraged growth strategy employed during the quarter in which variable-rate FHLB advances were used to purchase fixed-rate investment securities with an average spread of 164 basis points. During the first nine months of 1996, cash and cash equivalents and proceeds from calls and repayments of loans and securities were utilized to purchase investment securities available for sale and real estate loans, and to fund deposit outflows.

Cash and cash equivalents decreased $8.2 million, from $11.2 million at December 31, 1995 to $3.1 million at September 30, 1996. Funds invested in short-term investment instruments at December 31, 1995, along with other sources, were used to purchase equity funds and agency securities for the available for sale portfolio and $6.8 million of one-to-four family real estate loans located in northwestern and southwestern Ohio.

Available-for-sale investment securities increased to $27.8 million at September 30, 1996 from $11.0 million at December 31, 1995. Equity funds and agency securities of $23.9 million were purchased for the available-for-sale portfolio during 1996, $10.0 million of which were part of the short-term leveraged growth strategy financed by variable-rate FHLB advances. The growth strategy is monitored at each quarterly interest rate reset of the FHLB advance and can be terminated at that time. Higher yielding agency securities totaling $3.0 million were called. Net proceeds from sales of equity funds and available-for-sale securities totaled $3.5 million during 1996, resulting in a loss of $4,000. The available-for-sale portfolio included an unrealized loss of $267,000 at September 30, 1996, compared to an unrealized loss of $42,000 at December 31, 1995. The unrealized loss increased $308,000 to $350,000 at June 30, 1996 due primarily to a general rise in interest rates during the first six months of 1996, then decreased $83,000 during the third quarter as the increase in rates eased somewhat. The unrealized loss net of tax on investment securities available for sale, reflected in shareholders' equity, increased from $23,000 at December 31, 1995 to $176,000 at September 30, 1996.

Mortgage-backed securities held to maturity declined $3.0 million during 1996 due to repayments. No purchases were made during 1996.

Net loans receivable increased $6.2 million during the first nine months of 1996, from $49.9 million at December 31, 1995 to $56.1 million at September 30, 1996. However, two significant changes in loan composition occurred in 1996. Loan purchases totaling $6.8 million, $5.9 million of which were adjustable rate, and $964,000 of which were fixed rate, and a net increase of $2.7 million in local loan originations resulted in a net increase of $9.6 million, or 29.0%, in one-to-four family residential real estate loans. Conversely, five large loan payoffs totaling $2.8 million reduced the level of nonresidential real estate loans located in Colorado to approximately $5.1 million. Such payoffs negatively affected the interest rate spread, but aided Potters in its strategy of reducing the risk in the real estate loan portfolio from out-of-area nonresidential properties.

Total deposits at September 30, 1996 were $98.0 million compared to $98.7 million at December 31, 1995, a decrease of $743,000. Outflows occurred primarily in certificates of deposit. Strong competition for certificates of deposit in the local area continues to affect the cost of funds. In response, the Asset and Liability Management Committee has focused on strategies for reduced interest rate risk and responsible deposit management.

FHLB advances totaled $15.9 million at September 30, 1996, compared to $3.0 million at December 31, 1995. The short-term leveraged growth strategy was the reason for $10.0 million of the $12.9 million increase in FHLB advances. Other new advances financed one of the loan purchases and were used for cash management purposes. Repayments totaling $2.7 million occurred during 1996.

Shareholders' equity decreased $888,000 during 1996 due to a net loss of $205,000 for the nine months ended September 30, 1996, treasury share purchases of $436,000, an increase in the unrealized loss, net of tax, on investment securities available for sale of $153,000 and dividends paid of $94,000.

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

Significant components of cash flows from investing activities during the first nine months of 1996 were purchases of $23.9 million of securities available for sale somewhat offset by $3.5 million in sales, $250,000 in maturities and $3.0 million in calls of such securities. Repayments, calls and maturities of investment and mortgage-backed securities held to maturity totaled $4.9 million during the year. Loans purchased totaled $6.8 million during the first nine months of 1996. Investing activities during the first nine months of 1995 included the purchase of $3.6 million in securities available for sale and $2.5 million in securities held to maturity offset by $2.5 million in repayments and $250,000 in maturities of such securities. Sales of securities available for sale during 1995 totaled $3.4 million.

Financing activities during the nine months ended September 30, 1996 included net deposit outflows of $743,000, proceeds from FHLB advances of $15.6 million and advance repayments totaling $2.7 million. In addition, PFC purchased 26,640 treasury shares for a total of $436,000. Deposit outflows of $799,000 occurred during the first nine months of 1995, while FHLB advance activity included proceeds totaling $3.4 million and repayments of $1.0 million.

Potters' average regulatory liquidity ratio for September 1996 was 27.05%. At September 30, 1996, Potters had commitments to originate loans of $486,000 and unused lines of credit totaling $2.7 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters' capital levels as of September 30, 1996 (dollars in thousands):

                          Tangible              Core             Risk-based
                          Capital              Capital            Capital
                       --------------      --------------       -------------
                       Amount     %        Amount     %          Amount     %
                       --------------      --------------       -------------

Regulatory capital -
  computed            $10,368    8.24      $10,368    8.24%    $11,048    20.85%
Minimum capital
  requirement           1,887    1.50        3,775    3.00       4,238     8.00
                      -------    ----      -------    ----     -------    -----

Regulatory capital -
  excess               $8,481    6.74%      $6,593    5.24%    $ 6,810    12.85%
                       ======    ====     ========    ====   =========    =====


Bad Debt Reserve Recapture

On August 20, 1996, President Clinton signed into law the Small Business Jobs Protection Act of 1996. The new law eliminates the percent-of-taxable-income method for computing additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. The new rules also require that thrift institutions recapture all or a portion of their tax bad debt reserves added since their base year (the last taxable year beginning before January 1, 1998). Because Potters has average total assets of less than $500 million, it is considered a small bank and is permitted to maintain the greater of the reserves for bad debts as of the base year or the 1995 reserve balance for bad debts allowable under the experience method. Any excess of the 1995 reserve balances over the greater of the reserve balances must be recaptured into income ratably over six years, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. Prospectively, small institutions such as Potters will use the experience method for deducting bad debts for tax purposes. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. Likewise, if an institution is acquired via a merger by another financial institution, no recapture of base year reserves will result as long as the acquiring institution continues with the business of banking. However, if an institution ceases to qualify as a bank or converts to a credit union, the base year reserves must be recaptured in accordance with previous law. This recapture would not be material for Potters, because it has used the experience method of calculating its bad debt deductions in recent years, which is the same method used by banks. In 1995, Potters' bad debt deduction was based on a percentage of taxable income, for which a deferred tax liability has been recognized. As a result, the recapture of the bad debt reserve will not impact future net income.


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
            None.

Item 2.   Changes in Securities.
            None.

Item 3.   Defaults Upon Senior Securities.
            None.

Item 4.   Submission of Matters to a Vote of Security Holders.
            None.

Item 5.   Other Information.
            None.

Item 6.   Exhibits and Reports on Form 8-K.
            A.  Exhibits - none.

            B.  Reports on Form 8-K - none.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  POTTERS FINANCIAL CORPORATION

Date:  November 8, 1996           By: /s/ Edward L. Baumgardner
                                          -----------------------------------
                                          Edward L. Baumgardner
                                          Duly Authorized Representative,
                                          President and Chief Executive Officer

                                  By: /s/ James F. Hoffman
                                          -----------------------------------
                                          James F. Hoffman
                                          Principal Financial Officer and
                                          Principal Accounting Officer