Form 10KSB
period 1996-12-31
POTTERS FINANCIAL CORP
filed 1997-03-24
CIK 1010476

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
      [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the Fiscal Year Ended December 31, 1996
                          -----------------

      [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

           For the transition period from ____________ to ____________

                         Commission file number: 0-27980
                                                 -------

                          POTTERS FINANCIAL CORPORATION
                          -----------------------------
                 (Name of small business issuer in its charter)

            OHIO                                               34-1817924
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    519 Broadway, East Liverpool, Ohio 43920
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (330) 385-0770
                                               ----------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                                      ----

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                           Common Shares, no par value
                           ---------------------------
                                (Title of Class)

              Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90
days. Yes X  No    .
         ---   ---

              Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

              The issuer's revenues for the fiscal year ended December 31, 1996, totaled $8,473,000.

              Based upon information regarding the last sales price provided by The Nasdaq Stock Market, the aggregate market value of the voting stock held by non-affiliates of the Registrant on February 28, 1997, was $7,388,970.

                     As of February 28, 1997, 486,830 of the
              issuer's common shares were issued and outstanding.

                         Index to Exhibits is on page 37

                       DOCUMENTS INCORPORATED BY REFERENCE


         The following sections of Potters Financial Corporation 1996 Shareholders' Annual Report (the "Annual Report"), are incorporated by reference into Part II of this Form 10-KSB:


           1.   Common Shares;

           2.   Financial Review; and

           3. Report of Independent Auditors and Consolidated Financial Statements.


         The following sections of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of Potters Financial Corporation (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB:

           1.   Board of Directors;

           2.   Executive Officers;

           3.   Compensation of Executive Officer and Directors;

           4. Voting Securities and Ownership of Certain Beneficial Owners and Management; and

           5.   Section 16(a) Beneficial Ownership Reporting Compliance

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

Potters Financial Corporation ("PFC") is a unitary savings and loan holding company incorporated under the laws of the State of Ohio. PFC is the sole shareholder of The Potters Savings and Loan Company ("Potters" or the "Company"), a savings and loan association incorporated in 1889 under the laws of the State of Ohio. On March 11, 1996, PFC was formed through an internal reorganization whereby each shareholder of Potters received one common share of PFC for each common share of Potters owned. Both entities are headquartered at 519 Broadway in East Liverpool, Ohio.

PFC's activities have been limited primarily to holding the common shares of Potters. Consequently, the following discussion focuses primarily on the business of Potters.

As a savings and loan holding company, PFC is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a savings and loan association incorporated under the laws of the State of Ohio, Potters is subject to regulation, supervision and examination by the OTS, the Federal Deposit Insurance Corporation (the "FDIC") and the Ohio Division of Financial Institutions of the Ohio Department of Commerce. Deposits in Potters are insured up to applicable limits by the FDIC. Potters is also a member of the Federal Home Loan Bank ("FHLB") of Cincinnati.

Congress is considering legislation to eliminate the separate federal regulation of savings and loan associations, and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all financial institutions. As a result, PFC might become subject to a different form of holding company regulation which may limit the activities in which it may engage and subject it to other additional regulatory requirements, including separate capital requirements. PFC cannot predict when or whether Congress may actually pass such legislation or whether such legislation will actually change the regulation and permissible activities of PFC. Although such legislation may change the activities in which PFC may engage, it is not anticipated that its current activities will be materially affected by those activity limits.

Potters provides financial products and services to the East Liverpool, Ohio area through its four full-service branch offices. Potters completed its conversion from a state chartered mutual savings and loan association to a state chartered stock savings and loan association (the "Conversion") on December 30, 1993. Potters is principally engaged in the business of originating real estate loans secured by first mortgages for the purchase, construction or improvement of one-to-four family residences and accepting demand, savings and time deposits. Potters also provides loans secured by multifamily and nonresidential real estate, various types of consumer loans and, to a lesser extent, commercial loans. In addition to originating loans, Potters also purchases one-to-four family real estate loans within the State of Ohio and invests in U.S. government and agency obligations, mortgage-backed securities, interest-bearing deposits in other financial institutions and other investments permitted by applicable law. See "-Lending Activities". Funds for lending and other investment activities are obtained primarily from deposits, loan and security repayments, sales of securities available for sale and FHLB advances. At December 31, 1996, Potters employed a total of 53 individuals and had 36 full-time employees.

Congress may eliminate the OTS, and Potters would be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Potters may engage and would probably subject Potters to more regulation by the FDIC. Potters and PFC cannot predict when or whether Congress may actually pass legislation regarding Potters' regulatory requirements or charter. Although such legislation may change the activities in which Potters may engage, it is not anticipated that its current activities will be materially affected by those activity limits.

Potters' income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on deposits and borrowings and operating expenses. The primary component of its net income is its net interest income, which is the difference between interest income from loans and securities and interest expense on deposits and borrowings. The interest income and interest expense of Potters change as the interest rates on mortgages, securities and other assets and on deposits and other liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond Potters' control. The interest rates on specific assets and liabilities of Potters will change or "reprice" in accordance with the contractual terms of the asset or liability instrument and in accordance with customer reaction to general economic trends. In a rising interest rate environment, loans tend to prepay slowly and new loans at higher rates increase slowly, while interest paid on deposits increases rapidly because the terms to maturity of deposits tend to be shorter than the terms to maturity or prepayment of loans. Such differences in the adjustment of interest rates on assets and liabilities may negatively affect Potters' income. Moreover, rising interest rates tend to decrease loan demand in general, negatively affecting Potters' income. Potters originates adjustable-rate real estate loans ("ARMs") and purchases one-to-four family adjustable-rate real estate loans in order to reduce the gap between the effective maturities of its assets and liabilities. However, such efforts to reduce this gap may not be successful if the interest rate environment changes consumer demand for adjustable-rate loans. See "FINANCIAL REVIEW - Asset/Liability Management" in the portions of the 1996 Annual Report to Shareholders attached hereto as Exhibit 13 (the "Annual Report").

In addition to the historical financial information included herein, the disclosures contain forward-looking statements that involve risks and uncertainties. Economic circumstances, PFC's operations and its actual results could differ significantly from those discussed in these forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and PFC's general market area. See Exhibit 99, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

MARKET AREA

Headquartered in East Liverpool, Ohio, PFC, through Potters, conducts business from four full-service branch offices, two of which are located in East Liverpool, Ohio, one of which is located in Glenmoor, Ohio, and one of which is located in Calcutta, Ohio. Potters' primary market area consists of the City of East Liverpool, Ohio, and the contiguous areas of Columbiana and Jefferson Counties, Ohio, and Hancock County, West Virginia.

Potters recently announced that, effective March 31, 1997, branch operations at its East End Branch Office will be terminated. The East End Office has not been profitable for several years, and despite the addition of new loan and deposit products, and several attempts to increase lending operations at the branch, the activity level and deposit base has continued to decline. Due to the physical limitations of the building and the decline in activity, the Board of Directors and management believe that Potters can better serve all of its customers by consolidating its East End operations into its newly renovated Downtown Office. Management has also selected a location for the installation of an automated teller machine in the East End.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth certain information concerning the financial condition, earnings and other data regarding PFC at the dates and for the periods indicated (1):


                                                               At December 31,
                                      ----------------------------------------------------------------
                                          1996          1995         1994         1993         1992
                                      -----------  -----------  -----------  -----------  ------------
                                                           (Dollars in thousands)
SELECTED FINANCIAL CONDITION
DATA:

Total amount of:
   Assets                             $   114,172  $   114,242  $   110,910  $   114,088  $   114,922
   Cash and cash equivalents                4,585       11,230        3,038       10,413        6,018
   Securities available for sale           10,878       10,952       10,766           --           --
   Securities held to maturity (2)         32,735       38,821       43,937       52,782       38,486
   Loans receivable, net                   62,450       49,889       50,078       47,392       64,509
   Deposits                                97,283       98,697       99,968      101,300      108,768
   Foreclosed real estate
    and real estate
    held for investment                        --           85           --          804        2,500
   Shareholders' equity
    substantially restricted (3)           10,576       11,189        9,793        9,937        4,865

----------

(1) Information prior to 1996 is that of Potters.
(2) Securities held to maturity include the Company's investment in stock in the FHLB and interest-bearing deposits in other financial institutions.
(3) For 1992, shareholders' equity consisted solely of retained earnings, as Potters had no outstanding common shares prior to the Conversion.



                                                         Years ended December 31,
                                      -------------------------------------------------------------
                                          1996         1995         1994         1993       1992
                                          ----         ----         ----         ----       ----
                                                          (Dollars in thousands)

SUMMARY OF OPERATIONS:

Interest income                       $   8,206    $   8,065    $   7,586    $   7,985    $   8,948
Interest expense                          4,529        4,271        3,943        4,566        5,993
                                      ---------    ---------    ---------    ---------    ---------
Net interest income                       3,677        3,794        3,643        3,419        2,955
Provision for loan losses                   249          245          377          235         (476)
                                      ---------    ---------    ---------    ---------    ----------
Net interest income after
 provision for loan losses                3,428        3,549        3,266        3,184        3,431
Noninterest income:
 Gain (loss) on sales of loans
  and securities                             --           12           13          (82)          47
 Other noninterest income                   267          245          254          280          584
                                      ---------    ---------    ---------    ---------    ---------
Total noninterest income                    267          257          267          198          631
Total noninterest expense                 3,688        2,977        2,868        3,238        3,815
                                      ---------    ---------    ---------    ---------    ---------
Income before income taxes                    7          829          665          144          247
Income tax expense (benefit)                 68           --           --           (6)          62
                                      ---------    ---------    ---------    ---------    ---------
Income (loss) before
 cumulative change in
 accounting for income taxes                (61)         829          665          150          185
Cumulative effect of change
 in accounting for income taxes              --           --           --          225           --
                                      ---------    ---------    ---------    ---------    ---------
Net income (loss)                     $     (61)   $     829    $     665    $     375    $     185
                                      =========    =========    =========    =========    =========

SELECTED FINANCIAL RATIOS
AND OTHER DATA (1):


                                                 At or for the year ended December 31,
                                       ---------------------------------------------------------
                                          1996        1995         1994       1993        1992
                                       ---------   ---------    ---------   ---------    -------
Performance ratios:
 Return (loss) on assets
  (ratio of net income (loss)
   to average total assets)               (.05)%       0.74%       0.59%      0.34%      0.16%

Interest rate spread
 information:
 Average during period                    3.05         3.28        3.18       3.37       2.99
 End of period                            3.58         2.97        3.50       2.96       4.11

Net interest margin (ratio of
 net interest income to average
 interest-earning assets)                 3.30         3.55        3.41       3.31       2.76

Ratio of operating expense
 to average total assets                  3.15         2.65        2.55       2.90       3.24

Return (loss) on equity
 (ratio of net income (loss)
 to average equity)                       (.57)        7.88        6.74       7.17       3.88

Dividend payout ratio (ratio of
 dividends declared per share to
 net income per share)                 (208.33)       13.46       15.87        --         --

Asset quality ratios:
 Nonperforming assets
  to total assets at end
  of period                               1.51         2.21        2.37       3.38       6.10

Allowance for loan losses
 to nonperforming loans                 152.20        91.88       75.67      54.21      56.48

Allowance for loan losses
 to total loans                           4.04         4.30        3.77       3.97       3.90

Capital ratios: (2)
 Shareholders' equity to total
  assets at end of period                 9.26         9.79        8.83       8.71       4.23

Average shareholders' equity
 to average assets                        9.27         9.36        8.78       4.68       4.06

Ratio of average interest-
 earning assets to average
 interest-bearing liabilities           105.96%      105.97%     105.31%     98.59%     96.09%

Number of full-service offices            4            4           5          5          5


------------
(1)  Information prior to 1996 is that of Potters.
(2)  Shareholders' equity consisted entirely of retained earnings in 1992.

LENDING ACTIVITIES

GENERAL. Potters' lending activity is concentrated in the origination of conventional real estate loans secured by one-to-four family homes located in Potters' primary market area. Loans to individuals to finance the construction of their primary residence and real estate loans on multifamily properties containing five units or more and on nonresidential properties are also offered by Potters. Potters does not originate loans insured by the Federal Housing Authority or loans guaranteed by the Veterans Administration. In addition to real estate lending, Potters originates commercial loans and consumer loans, including automobile loans, loans secured by deposit accounts, home equity lines of credit and a limited number of unsecured loans. At December 31, 1996, Potters' loan portfolio included approximately $10.7 million, or 16.4% of total loans, of purchased one-to-four family real estate loans, $8.0 million on properties located in northwestern Ohio and $2.7 million on properties in southwestern Ohio.

The economic environment of the East Liverpool, Ohio area has remained stable over the last few years with some inflow of new business. Area efforts continue in the revitalization of East Liverpool, and several new retail and service sector businesses have opened their doors within the city limits in the recent past, but no significant business or residential construction has taken place. The local economic environment is expected to experience no significant change in the near future and no significant regional economic factors are expected to affect the operations of Potters. No assurances can be given that national or local economic factors will not significantly change in the near future.

LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of Potters' loan portfolio at the dates indicated:


                                                              At December 31,
                                             -----------------------------------------------
                                                     1996                       1995
                                                     ----                       ----
                                                           Percent                   Percent
                                                          of total                  of total
                                              Amount        loans       Amount        loans
                                              ------        -----       ------        -----
                                                          (Dollars in thousands)
Type of loan and security (1):
Secured by real estate (2):
  One-to-four family residences             $  49,086       75.00%     $  33,007      62.66%
  Multifamily residential (over 4 units)        2,034        3.11          2,106       4.00
  Nonresidential property                       5,897        9.01          9,385      17.82
                                            ---------     -------      ---------    -------
Total real estate loans                        57,017       87.12         44,498      84.48
Consumer and other loans:
  Home equity loans                             3,859        5.90          3,314       6.29
  Commercial loans and
    unsecured lines of credit                   1,316        2.01          1,563       2.97
  Mobile home loans                               906        1.38          1,280       2.43
  Other                                         2,347        3.59          2,018       3.83
                                            ---------     -------      ---------    -------
Total consumer and other loans                  8,428       12.88          8,175      15.52
                                            ---------     -------      ---------    -------
Total loans                                    65,445      100.00%        52,673     100.00%
                                                          =======                   =======
Less:
  Loans in process                               (466)                      (477)
  Net deferred loan fees, unearned
    interest and unamortized
    discounts and premiums                        101                        (67)
  Allowance for loan losses                    (2,630)                    (2,240)
                                            ---------                  ---------

Total loans receivable, net                 $  62,450                  $  49,889
                                            =========                  =========


----------
(1) Does not include mortgage-backed securities which are detailed in "Mortgage-backed Securities".
(2) Includes construction loans secured by various types of real estate. The amount of construction loans is not material.

LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 1996 regarding the net dollar amount of loans maturing in Potters' portfolio, based on contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less:


                                             Real Estate                             Consumer and Other            Total
                  --------------------------------------------------------------------  ---------------------   -------------------
                  One-to-four family (1)    Nonresidential            Multifamily
                  ----------------------    --------------            -----------
                                Weighted              Weighted                Weighted               Weighted              Weighted
                                 Average               Average                Average                 Average               Average
                   Amount         Rate    Amount        Rate     Amount        Rate     Amount         Rate     Amount       Rate
                   ------         ----    ------        ----     ------        ----     ------         ----     ------       ----
                                                                      (Dollars in thousands)
Due during
years ending
December 31,
------------

1997              $    94       10.11%    $   11        9.50%     $   --         --     $1,161        7.74%    $ 1,266        7.93%
1998 through
  2001                868        9.51        134        9.30           3       9.00%     2,457       13.28       3,462       12.18
2002 and
  following        48,124        7.96      5,752        9.47       2,031       8.42      4,810       10.32      60,717        8.31
                  -------                 ------                  ------                ------                 -------

                  $49,086                 $5,897                  $2,034                $8,428                 $65,445
                  =======                 ======                  ======                ======                 =======


----------
(1) Includes Construction Loans

The total amount of loans due after December 31, 1997 which have predetermined interest rates is $35.7 million, while the total amount of loans due after such date which have floating or adjustable rates is $28.5 million.

         The next table sets forth the composition of Potters' loan portfolio by type of security and by predetermined interest rates and floating or adjustable interest rates at the dates indicated:



                                                                 At December 31,
                                            -----------------------------------------------------
                                                        1996                        1995
                                                        ----                        ----
                                                Amount       Percent         Amount       Percent
                                                ------       -------         ------       -------
                                                              (Dollars in thousands)
Fixed-rate loans (1):
  Real estate (2):
    One-to-four family                      $    27,120       41.44%     $    24,975       47.41%
    Multifamily (over 4 units)                      452        0.69              483        0.92
    Nonresidential                                  243        0.37              346        0.66
                                            -----------                  -----------
      Total real estate loans                    27,815       42.50           25,804       48.99
  Consumer and other loans                        3,045        4.65            3,346        6.35
                                            -----------                  -----------

      Total fixed-rate loans                     30,860       47.15           29,150       55.34

Adjustable-rate loans (1):
  Real estate (2):
    One-to-four family                           21,966       33.56            8,032       15.25
     Multifamily (over 4 units)                   1,582        2.42            1,623        3.08
     Nonresidential                               5,654        8.64            9,039       17.16
                                            -----------                  -----------
       Total real estate loans                   29,202       44.62           18,694       35.49
  Consumer and other loans                        5,383        8.23            4,829        9.17
                                            -----------                  -----------

       Total adjustable-rate loans               34,585       52.85           23,523       44.66
                                            -----------                  -----------
       Total loans receivable                    65,445      100.00%          52,673      100.00%
                                                             ======                       ======

Less:
  Loans in process                                 (466)                        (477)
  Deferred fees, discounts
    and premiums                                    101                          (67)
  Allowance for loan losses                      (2,630)                      (2,240)
                                            ------------                 -----------

       Total loans receivable, net          $    62,450                  $    49,889
                                            ===========                  ===========

----------
(1) Does not include mortgage-backed securities which are detailed in "Mortgage-backed Securities".
(2) Includes construction loans secured by various types of real estate. The amount of construction loans is not material.

LOANS SECURED BY ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE. The lending activity of Potters is concentrated in the origination of permanent conventional real estate loans secured by one-to-four family residences, primarily single-family residences, located within Potters' primary market area. Potters also originates loans to individuals to finance the construction of their primary residences. Each loan is secured by a mortgage on the underlying real estate and improvements thereon, if any. At December 31, 1996, Potters' one-to-four family residential real estate loan portfolio was approximately $49.1 million, or 75.0% of total gross loans.

During 1996, Potters purchased one-to-four family real estate loans to supplement local loan originations. Loan purchases totaled $13.7 million during 1996 and consisted of $12.3 million of adjustable-rate real estate loans and $1.4 million of fixed-rate real estate loans. A total of $2.9 million of such loan purchases were comprised of nonconforming real estate loans.

OTS regulations limit the amount which Potters may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Potters makes fixed-rate loans on one-to-four family residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). The principal amount of any loan which exceeds an 80% LTV at the time of origination is usually covered by private mortgage insurance at the expense of the borrower.

As of December 31, 1996, approximately 55.3% of Potters' loans secured by one-to-four family residences bore interest at a fixed rate. Fixed-rate loans are offered by Potters for terms of up to 20 years.

Adjustable-rate residential real estate loans ("ARMs") are offered by Potters for terms of up to 30 years. Potters originates one-year, three-year and five-year ARMs, with interest rate adjustments tied to U.S. Treasury issues adjusted to constant maturities. For a limited time during 1996, a seven-year ARM product was offered. Interest rate adjustments on pre-1995 real estate loans, however, are tied to an index of the FHLB. The maximum allowable adjustment at each repricing date is from 1.5% to 2.0% for ARMs, with a maximum adjustment on all products of 6% over the term of the loan. The initial interest rate quoted on ARMs is often lower than the fully-indexed rate to make adjustable-rate products more appealing to the Company's customers. The initial rate on three-year and five-year ARMs is typically higher than the initial rate on a one-year ARM to compensate for the reduced interest rate sensitivity.

Potters makes construction loans to individuals for the construction and permanent financing of their primary residences. Such loans are offered with both fixed and adjustable rates for terms of up to 20 years. During the first year, while the residence is being constructed, the borrower is only required to pay interest. Thereafter, the loans amortize over the remaining term.

Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the advance of loan funds and the inherent uncertainties in estimating construction costs and loan value prior to the completion of the project. In the event a default on a construction loan occurs and foreclosure follows, Potters would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. The increased risks inherent in construction lending are not significant to Potters because construction loans, in the aggregate, comprise less than 1% of Potters' loan portfolio.

Potters also originates loans secured by land to be used in the eventual construction of a borrowers' primary residence. Such loans are offered with fixed interest rates for terms of up to 5 years and a maximum LTV of 70%. Although land loans are subject to greater risks than residential real estate loans, Potters attempts to mitigate such risks by basing the lending decision on an evaluation of the past performance and credit history of the borrower and on the market value of the underlying real estate.

LOANS SECURED BY MULTIFAMILY RESIDENTIAL REAL ESTATE. In addition to loans on one-to-four family properties, Potters offers loans secured by multifamily properties containing over four units. Multifamily loans are offered for terms of up to 15 years and a maximum LTV of 75%. Such loans are currently offered with adjustable interest rates tied to the composite prime rate of 75% of the 30 largest U.S. banks, as reported in THE WALL STREET JOURNAL (the "Wall Street Journal prime").

Multifamily lending is generally considered to involve a higher degree of risk than one-to-four family residential lending because the borrower typically depends upon income generated by the apartment project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Potters attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. Potters requires that borrowers submit rent rolls and that all borrowers submit financial statements annually to enable Potters to monitor the loan.

At December 31, 1996, loans secured by multifamily properties totaled approximately $2.0 million, or 3.1% of total loans.

LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. At December 31, 1996, approximately $5.9 million, or 9.0% of Potters' total loans, were secured by nonresidential real estate properties, $4.5 million of which are located in the State of Colorado. The majority of such loans have adjustable rates with terms of up to 15 years and amortize over a period of up to 30 years. Among the properties securing nonresidential real estate loans in Colorado are office buildings, retail centers, restaurants, warehouses and special purpose properties. All nonresidential real estate loans currently originated by Potters bear adjustable interest rates tied to the Wall Street Journal prime and are fully amortizing with terms of up to 15 years.

Although loans secured by nonresidential real estate typically have higher interest rates and shorter terms to maturity than one-to-four family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Potters has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the borrower, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. Nevertheless, at December 31, 1996, Potters' Colorado nonresidential loans included $1.1 million which had been restructured by modification to the interest rates or terms. See "--Delinquent Loans, Nonperforming Assets and Classified Assets."

Federal regulations limit the amount of nonresidential real estate loans which an association may make to 400% of its total capital. At December 31, 1996, Potters' nonresidential real estate loans totaled 55.8% of its total capital.

CONSUMER LOANS. Potters offers a wide range of secured and unsecured consumer loan products to area borrowers. Secured loans include those made to depositors on the security of their deposit accounts, automobile loans and home equity lines of credit. Secured and unsecured personal loans to homeowners and nonhomeowners, a homeowner loan program, a partially secured real estate loan program, an unsecured home improvement loan program and an unsecured check overdraft line of credit are available to accommodate the credit needs of the Company's primary market area. A limited mobile home loan program was also offered during 1996. Consumer loans, other than home equity lines of credit, are made primarily at fixed rates of interest and for varying terms based on the type of loan.

At December 31, 1996, Potters had approximately $7.5 million, or 11.5% of total loans, invested in consumer loans.

Home equity lines of credit are secured by a first or second mortgage on the borrowers' principal residence. Home equity lines of credit have a five- or ten-year draw-down period followed by a corresponding five- or ten-year repayment period and bear variable rates of interest. Potters offered a home equity product for a limited time during 1996 in which the interest rate was fixed for the first five years, followed by a variable-rate five-year repayment period.

Potters currently has five unsecured line of credit consumer loans available to certain customers. All of such loans bear interest based on the Wall Street Journal prime and are callable at any time. One of such loans is a $222,000 unsecured line of credit loan available to Mr. Jackman S.

Vodrey, a member of PFC's and Potters' Board of Directors, and another is a $150,000 unsecured line of credit loan available to an aunt of Mr. Vodrey.

Consumer loans, particularly consumer loans which are unsecured or are secured by assets such as automobiles or mobile homes, which depreciate at a faster rate than real estate, may entail greater risk than do residential real estate loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions.

COMMERCIAL LOANS. At December 31, 1996, Potters' loan portfolio included approximately $518,000 in unsecured commercial lines of credit. All such loans have been made to businesses in the local area. At December 31, 1996, Potters had three commercial lines of credit outstanding. The maximum amount of principal which Potters was committed to advance under such loans was $560,000 at December 31, 1996.

Also included in commercial loans at December 31, 1996 was $365,000, which represented an investment in equipment lease credits with Bennett Funding. In March 1996, Potters learned that the Securities and Exchange Commission commenced proceedings against Bennett Funding, charging fraud in connection with the sale of equipment leases. On March 29, 1996, Bennett Funding filed for protection from creditors under Chapter 11 of the federal bankruptcy laws. For more information on the Bennett Funding lease credits, see "FINANCIAL REVIEW -- Results of Operations and Allowance and Provision for Loan Losses" in the Annual Report.

Commercial loans and lease credits have a high degree of risk because the primary source of repayment is the borrower's income. The collateral pledged to Potters to secure such loans, if any, is typically non-real estate collateral for which there may be no established market. Potters attempts to limit the risk of loss on commercial loans by limiting the number and aggregate dollar amount of such loans.

LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers, real estate brokers and developers, solicitations by Potters' lending staff, advertising and walk-in customers.

Certain risks are involved in granting loans, primarily related to the borrowers' ability and willingness to repay the loan. Before a real estate loan is extended, such risks are assessed through a review of the borrowers' credit report, verification of employment and other documentation. An appraisal of the fair market value of the collateral used to secure the loan is prepared by a fee appraiser approved by the Board of Directors. The application for a loan is then reviewed in accordance with Potters' underwriting guidelines and approved or denied. A tiered structure of credit authority levels based on loan amount has been granted to the members of the Officers' Loan Committee with respect to loan approval. The Officers' Loan Committee is comprised of all loan officers and two members of senior management. Specific loans may be taken to the Loan Committee of the Board of Directors which includes the Senior Lending Officer, the President and Chief Executive Officer and three Board members. Any nonresidential real estate or commercial loan must be reviewed and approved or rejected by the President and Chief Executive Officer, the Senior Lending Officer or the full Board of Directors.

If a real estate loan application is approved, either a title guaranty or an attorney's opinion of title is obtained on the real estate which will secure the mortgage loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Potters as an insured mortgagee.

The procedure for approval of construction loans is the same as for residential real estate loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Potters also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any. Potters may waive the verification of employment requirement for certain existing customers.

LOANS TO ONE BORROWER. Federal regulations limit the amount of loans which an association can make to any one borrower. Under current OTS regulations, the aggregate amount of loans which Potters may make to any one borrower (including related entities), with certain exceptions, is limited in general to 15% of Potters' unimpaired capital and unimpaired surplus. See "REGULATION - OTS Regulations--Lending Limits." Based on such limits, Potters was permitted to lend approximately $1.6 million to any one borrower at December 31, 1996. Potters had no outstanding loans in excess of such limits at December 31, 1996. Potters has not made any loans in excess of such limits since the limits were imposed.

LOAN ORIGINATION AND OTHER FEES. Potters realizes loan origination fee and other fee income from its lending activities and also realizes income from late payment charges, application fees and fees for other miscellaneous services.

Loan origination and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 as an adjustment to yield over the life of the related loan.

DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. A loan is considered delinquent when a borrower fails to make a contractual payment on the loan within 10 days of the payment due date and does not cure the delinquency promptly. Potters' normal collection procedures involve contact with the borrower in an effort to bring the loan to a current status. When loan payments have not been made by the tenth day, late notices are sent. If payment is not received by the thirtieth day, second notices and telephone calls are made to the borrower. Each loan bears a late payment penalty which is assessed as soon as such loan is more than ten days delinquent. The late penalty for ARMs and consumer loans is 5% of the payment due. For fixed-rate loans, the late penalty increases the fixed annual interest rate by 1% until the delinquency is cured.

Although collection procedures usually cure deficiencies in a timely manner, Potters institutes additional measures to remedy the default if the delinquency exceeds the 30- and 60- day categories. When any loan is delinquent 90 days, Potters ceases to accrue interest. At that time, previously accrued but unpaid interest is deducted from interest income.

When a loan secured by real estate becomes delinquent more than 90 days, Potters initiates foreclosure action or the acceptance from the mortgagor of a voluntary deed to the property in lieu of foreclosure. If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale and usually purchased by Potters. An appraisal of the security is conducted when foreclosed real estate is acquired. If the appraisal indicates that the value of the collateral is less than the carrying value of the loan, a valuation allowance is established for such loan.

When a consumer loan secured by an automobile or other collateral becomes more than 90 days past due, an estimate is made of the value of the collateral. If the estimate of value indicates that the value of the collateral is less than the carrying value of the loan, a specific allowance for loss is established.

The following table reflects the amount of loans in a delinquent status as of December 31, 1996:

                                                                   Percent of
                                            Number       Amount    total loans
                                            ------       ------    -----------
                                                 (Dollars in thousands)
         Loans delinquent for:
             30-59 days                          58    $  644       .98%
             60-89 days                          22       177       .27
             90 days and over                    21*      627       .96
                                                       ------      ----

                                                       $1,448      2.21%
                                                       ======      ====

*Includes 2 accounts relating to Bennett Funding which consist of 120 individual lease credits.


SFAS Nos. 114, "Accounting by Creditors for Impairment of a Loan" and 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," were adopted by the Company on January 1, 1995, and require recognition of loan impairment. See Notes 1 and 3 to the Consolidated Financial Statements in the Annual Report for information on Potters' impaired loans.

Nonperforming assets include nonaccrual loans, accruing loans which are delinquent 90 days or more, restructured loans, real estate acquired by foreclosure or by deed-in-lieu thereof and repossessed assets. For a discussion of nonperforming loans, see "FINANCIAL REVIEW--Asset Quality" in the Annual Report.

For the year ended December 31, 1996, gross interest income which would have been recorded had the nonaccruing and restructured loans been current in accordance with their original terms amounts to $204,000. The amount that was included in interest income on such loans was $151,000 for the year ended December 31, 1996.

Real estate acquired by Potters as a result of foreclosure proceedings is classified as foreclosed real estate until it is sold. When property is so acquired, it is recorded by Potters at the estimated fair value of the real estate at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual, if any, ceases no later than the date of acquisition of the real estate, and all costs incurred from such date in maintaining the property are expensed. Costs relating to the development and improvement of the property are capitalized to the extent they are realizable. Subsequent to acquisition, the property is carried at the lower of the initial balance or estimated fair value less selling costs.

OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss". "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

The aggregate amounts of Potters' classified assets at the dates indicated were as follows:


                                                           At December 31,
                                                     ---------------------------
                                                        1996           1995
                                                        ----           ----
                                                       (Dollars in thousands)
         Classified assets:
           Substandard                               $     756         $     952
           Doubtful                                        974               626
           Loss
                                                     ---------         ---------

             Total classified assets                 $   1,729         $   1,578
                                                     =========         =========

Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. Potters had no material disagreements with the examiners regarding the classification of assets at the time of the last examination.

OTS regulations require that Potters establish prudent general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the association must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. For a discussion of Potters' loan review and classification process, see "FINANCIAL REVIEW -- Asset Quality - Allowance for Loan Losses" in the Annual Report. A limited amount of general allowances may be included for purposes of calculating total risk-based capital.

See page 42 of "FINANCIAL REVIEW -- Asset Quality" in the Annual Report for a discussion of potential problem assets at December 31, 1996. Potters had no nonperforming or potential problem other interest-earning assets at such date other than those discussed above and in the Annual Report.

ALLOWANCE FOR LOAN LOSSES. Senior management, with oversight by the Board, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

The following table sets forth an analysis of Potters' allowance for losses on loans for the periods indicated:


                                                                1996              1995
                                                                ----              ----
                                                                (Dollars in thousands)
Balance at beginning of period                                $   2,240         $  1,963
Loans charged-off:
  Residential real estate loans                                     (15)              (1)
  Nonresidential real estate loans                                 (100)
  Consumer and other loans                                         (423)             (37)
                                                              ----------        --------
Total charge-offs                                                  (538)             (38)
Recoveries
  Residential real estate loans                                       3               25
  Nonresidential real estate loans                                  675               19
  Consumer and other loans                                            1               26
                                                              ---------         --------
Total recoveries                                                    679               70
                                                              ---------         --------
Net recoveries                                                      141               32
Provision for loan losses                                           249              245
                                                              ---------         --------
Balance at end of period                                      $   2,630         $  2,240
                                                              =========         ========

Ratio of net recoveries
  to average loans                                                 0.27%            0.06%

The following table sets forth the allocation of Potters' allowance for loan losses at the dates indicated:


                                                     1996                      1995
                                                     ----                      ----
                                                         Percent of               Percent of
                                                        loans in each            loans in each
                                                         category to              category to
                                              Amount     total loans    Amount    total loans
                                              ------     -----------    ------    -----------
                                                          (Dollars in thousands)
One-to-four family real estate loans        $     136     75.00%       $      65    62.66%
Nonresidential real estate loans                1,204      9.01            1,036    17.82
Consumer and other loans                           45     15.99              162    19.52
Unallocated                                     1,245                        977
                                            ---------     ------       ---------    -----

Total                                       $   2,630     100.00%      $   2,240    100.00%
                                            =========     ======       =========    ======


Potters' allowance for loan losses at December 31, 1996 represented 152.2% of nonperforming loans. Because the loan loss allowance is based on estimates, it is monitored monthly and adjusted as necessary to provide an adequate allowance. Based on historical data, Potters anticipates residential real estate loan charge-offs of approximately $100,000, nonresidential real estate loan charge-offs of approximately $200,000 and consumer loan charge-offs of approximately $100,000 during the twelve months ending December 31, 1997.

MORTGAGE-BACKED SECURITIES. Potters invests in mortgage-backed securities, including Government National Mortgage Association ("GNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") pass-through certificates. The purchase of such certificates entitles the holder to receive a portion of the cash flows from an identified pool of mortgages. GNMA, FHLMC and FNMA securities are each guaranteed by their respective agencies as to principal and interest.

At December 31, 1996, mortgage-backed securities totaled approximately $24.0 million. All of Potters' mortgage-backed securities at December 31, 1996, were designated as being held to maturity. In accordance with SFAS No. 115, those mortgage-backed securities designated as being held to maturity are carried on Potters' balance sheet at amortized cost. The market value of mortgage-backed securities held to maturity at December 31, 1996 was $23.7 million.

The OTS has deemed certain collateralized mortgage obligations and other mortgage derivative products to be "high-risk." Potters has no such investments or other derivative products deemed "high risk".

Because mortgage-backed securities have a lower yield relative to current market rates, retention of such investments could adversely affect Potters' earnings, particularly in a rising interest rate environment. Potters has purchased adjustable-rate mortgage-backed securities as part of its effort to reduce its interest rate risk. In a period of declining interest rates, Potters is subject to prepayment risk on such adjustable-rate mortgage-backed securities. Potters attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, Potters is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans.

At December 31, 1996, $8.2 million, or 34.3%, of Potters' mortgage-backed securities had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. See "FINANCIAL REVIEW - Asset/Liability Management" in the Annual Report. The following table sets forth certain information regarding Potters' investment in mortgage-backed securities at the dates indicated:


                                                    At December 31,
                                                    ---------------
                                              1996                      1995
                                              ----                      ----
                                                 Estimated                  Estimated
                                    Amortized      Fair       Amortized       Fair
                                      Cost         Value        Cost          Value
                                      ----         -----        ----          -----
                                                 (Dollars in thousands)
Mortgage-backed securities
  held to maturity                  $ 24,018     $  23,735    $  29,240    $  29,041
                                    ========      ========    =========    =========

The combined amortized cost of mortgage-backed securities designated as held to maturity at December 31, 1996 and 1995, by contractual terms to maturity are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties.


                                                             At December 31, 1996
                                                             --------------------
                                                                            Weighted
                                                          Amortized          Average
                                                            Cost              Yield
                                                            ----              -----
                                                   (Dollars in thousands)
Due within one year
Due after one year through three years                    $      4            13.44%
Due after three years through five years                     1,747             6.36
Due after five years through ten years                         824             6.04
Due after ten years                                         21,443             6.65
                                                          --------         --------
Total                                                     $ 24,018             6.61%
                                                          ========         ========

INVESTMENT ACTIVITIES

OTS regulations require that Potters maintain a minimum amount of liquid assets, which may be invested in U.S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. Potters is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. From January 1, 1996, through December 31, 1996, Potters has maintained liquid assets on a monthly average basis in an amount between 15.6% and 27.1% of total assets. See "REGULATION."

No security or group of securities, with the exception of securities issued by the U.S. government or its agencies, exceeded 10% of Potters' equity at December 31, 1996.

The following table sets forth the composition of Potters' investment portfolio at the dates indicated:


                                                              At December 31,
                                                              ---------------
                                                   1996                         1995
                                                   ----                         ----
                                                          Estimated                 Estimated
                                            Amortized       Fair       Amortized      Fair
                                               Cost         Value        Cost         Value
                                               ----         -----        ----         -----
                                                          (Dollars in thousands)
Securities available for sale:
         U.S. Treasury and U.S.
           Government agencies              $   9,988     $  9,853     $  10,994    $  10,952
         Mutual funds                           1,034        1,025
                                            ---------     --------     ---------    ---------

                                            $  11,022     $ 10,878     $  10,994    $  10,952
                                            =========     ========     =========    =========
Securities held to maturity:
         U.S. Treasury and U.S.
           Government agencies              $   6,854     $  6,787     $   7,666    $   7,643
         Obligations of states and
           political subdivisions                 175          182           178          215
         Other securities                         866          872         1,028        1,041
                                            ---------     --------     ---------    ---------

                                            $   7,895     $  7,841     $   8,872    $   8,899
                                            =========     ========     =========    =========

The maturities of debt securities are indicated in the following table (mutual funds are excluded):


                                                            At December 31, 1996
                                      -------------------------------------------------------------------
                                                                                   Total debt securities
                                                                                              Estimated
                                      Less than   1 to 5     5 to 10     Over     Amortized    Fair
                                       1 year      years      years    10 years     Cost       Value
                                       ------      -----      -----    --------     ----       -----
                                                            (Dollars in thousands)

Securities available for sale (1):
U.S. Treasury and U.S
  Government agencies                            $   7,906  $   1,947             $  9,988   $  9,853
                                                 ---------  ---------             --------   --------

                                                 $   7,906  $   1,947             $  9,988   $  9,853
                                                 =========  =========             ========   ========

Weighted average yield                              6.00%      6.30%                 6.07%

Securities held to maturity (2):
U.S. Treasury and U.S.
  Government agencies                            $   4,121  $   2,234  $     499  $  6,854   $  6,787
Obligations of states and
  political subdivisions              $       3         12        160                  175        182
Other securities                             19                              847       866        872
                                      ---------  ---------  ---------  ---------  --------   --------

                                      $      22  $   4,133  $   2,394  $   1,346  $  7,895   $  7,841
                                      =========  =========  =========  =========  ========   ========

Weighted average yield                   8.28%      5.52%      6.70%      7.08%      6.14%


----------
(1) Amounts reflected for maturities of securities available for sale are based on the estimated fair value while the yield is based on amortized cost.
(2) Amounts reflected for maturities of securities held to maturity are based on amortized cost.

DEPOSITS AND BORROWINGS

GENERAL. Deposits have traditionally been the primary source of Potters' funds for use in lending and other investment activities. In addition to deposits, Potters derives funds from interest payments and principal repayments on loans and securities and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions. Potters also borrows funds from the FHLB.

DEPOSITS. Deposits are attracted principally from within Potters' primary market area through the offering of a broad selection of deposit instruments, including NOW and demand accounts, money market deposit accounts, regular passbook savings accounts, statement savings accounts, holiday club accounts, term certificate accounts and Individual Retirement Accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of Potters based on Potters' liquidity requirements, growth goals and interest rates paid by competitors. Potters does not use brokers to attract deposits. The amount of deposits from outside Potters' primary market area is not significant.

At December 31, 1996, Potters' certificates of deposit totaled $47.5 million, or 48.8% of total deposits. Of such amount, approximately $26.6 million in certificates of deposit mature within one year. Based on past experience and Potters' prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Potters at maturity. If there is a significant deviation from historical experience, Potters can utilize borrowings from the FHLB as an alternative to this source of funds.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Potters at the dates indicated:


                                                               At December 31,
                                              ----------------------------------------------
                                                     1996                   1995
                                                     ----                   ----
                                                           Percent                   Percent
                                                          of total                  of total
                                              Amount      deposits      Amount      deposits
                                              ------      --------      ------      --------
                                                          (Dollars in thousands)
Transaction accounts:
  Demand, NOW, and Super NOW
    accounts (1)                            $  13,509         13.9%    $  11,752        11.9%
  Passbook, statement savings
    and club accounts (2)                      34,345         35.3        35,126        35.6
  Money market deposit
    accounts (3)                                1,978          2.0         2,439         2.5
                                            ---------          ---     ---------         ---

  Total transaction accounts                   49,832         51.2        49,317        50.0
Certificates of deposit (4)                    47,451         48.8        49,380        50.0
                                            ---------         ----     ---------        ----

Total deposits                                $97,283        100.0%    $  98,697       100.0%
                                            =========        ======    =========       =====


----------

(1) Potters' weighted average interest rate paid on demand, NOW and Super NOW accounts fluctuates with the general movement of interest rates. At December 31, 1996, the weighted average rate on such accounts was 2.07%.

(2) The weighted average rate on passbook, statement savings and club accounts was 3.02%
    at December 31, 1996.

(3) Potters' weighted average interest paid on money market accounts fluctuates with the general movement of interest rates. At December 31, 1996, the weighted average rate on such accounts was 2.99%.

(4) The weighted average rate on certificates of deposit at December 31, 1996 was 5.67%.

See page 33 of "FINANCIAL REVIEW" in the Annual Report for information relating to the average balance and the average rates paid on various deposit products for the past three years.

The following table presents the amount of Potters' certificates of deposit of $100,000 or more and other certificates of deposit by the time remaining until maturity as of December 31, 1996:


                                                              Maturity
                                    --------------------------------------------------------------
                                    3 months     Over 3 to    Over 6 to      Over 12
                                     or less      6 months    12 months       months       Total
                                    --------     ----------   ----------      ------       -----
                                                       (Dollars in thousands)
Certificates of deposit
  less than $100,000                $  9,432     $   7,318    $   7,575    $  18,837    $  43,162
Certificates of deposit
  $100,000 or more                       621           603          894        1,950        4,068
Public funds (1)                         107             5            6          103          221
                                    --------     ---------    ---------    ---------    ---------

Total certificates
  of deposit                        $ 10,160     $   7,926    $   8,475    $  20,890    $  47,451
                                    ========     =========    =========    =========    =========

----------

(1)  Includes deposits from governmental and other public entities.

BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION -- Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Potters is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "REGULATION - OTS Regulations -- Qualified Thrift Lender Test." If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At December 31, 1996, Potters was in compliance with the QTL Test. During 1996, a total of $15.6 million was received in FHLB advances, $13.5 million of which were repaid. At December 31, 1996, FHLB advances totaled $5.1 million, which included $750,000 of advances received in conjunction with the Company's participation in an Affordable Housing Program conducted through the FHLB and the State of Ohio.

During 1996, FHLB advances were used to finance loan purchases and a short-term growth strategy employed during the year. Fixed-rate securities available for sale totaling $10.0 million were financed by variable-rate FHLB advances, generating an average spread of 169 basis points over the period held. The transactions were monitored on a quarterly basis at each quarterly interest rate reset of the FHLB advances when the transaction could be terminated. Due to an increase in interest rates during the fourth quarter, all of the transactions were terminated, but the strategy added approximately $33,000 to net interest income during 1996.

Additional disclosures regarding short-term borrowings are not required because the average balance of such borrowings during 1996 did not exceed 30 percent of shareholders' equity at the end of the year.

The average amounts of FHLB advances outstanding during the last three years and the weighted average interest rate thereon are detailed on page 33 of "FINANCIAL REVIEW -- Yields Earned and Rates Paid" in the Annual Report.

SUBSIDIARY ACTIVITIES

Potters has one wholly-owned subsidiary, Potters Financial Services Corporation, which owns a parking lot in East Liverpool with a net book value of $34,000.

COMPETITION

Potters competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Potters competes with other savings associations, savings banks, commercial banks, consumer finance companies, credit unions, leasing companies and other lenders. Potters competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is intense and is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. Proposed expansion in the permissible activities of bank holding companies and decreases in the deposit insurance assessment rates for banks versus those for savings associations may increase this competition.

The number and size of financial institutions competing with Potters is likely to increase as a result of changes in federal statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon Potters.

                                   REGULATION

GENERAL

As a savings and loan association incorporated under the laws of Ohio, Potters is subject to regulation, examination and oversight by the Superintendent of the Ohio Division of Financial Institutions of the Ohio Department of Commerce (the "Ohio Superintendent"). Because Potters' deposits are insured by the FDIC, Potters also is subject to regulation and examination by the OTS and to regulatory oversight by the FDIC. Potters must file periodic reports with the Ohio Superintendent and the OTS concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether Potters is in compliance with various regulatory requirements and is operating in a safe and sound manner. Because it accepts federally insured deposits and offers transaction accounts, Potters is also subject to certain regulations issued by the Board of Governors of the Federal Reserve System ("FRB"). Potters is a member of the FHLB of Cincinnati.

PFC is an Ohio corporation and is subject to regulation, examination and oversight by the OTS as the holding company of Potters and is required to submit periodic reports to the OTS.

Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and Potters may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Potters may engage and would probably subject Potters to more regulation by the FDIC. In addition, PFC might become subject to a different form of holding company regulation which may limit the activities in which PFC may engage and subject PFC to other additional regulatory requirements, including separate capital requirements. PFC cannot predict when or whether Congress may actually pass legislation regarding PFC's and Potters' regulatory requirements or charter. Although such legislation may change the activities in which either PFC and Potters may engage, it is not anticipated that the current activities of either PFC or Potters will be materially affected by those activity limits.

DIVISION REGULATION

The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on the association's asset size to cover the cost of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally chartered savings association. See "-FDIC Regulations -- State-Chartered Association Activities." The Ohio Superintendent must approve most mergers or acquisitions involving a change of control of Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures of formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Ohio Superintendent may place an Ohio association in conservatorship or receivership.

In addition to being governed by the laws of Ohio specifically governing savings and loan associations, Potters is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings and loan associations.

OTS REGULATIONS

GENERAL. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all savings associations, the deposits of which are insured by the FDIC in the SAIF, and of all federally chartered savings institutions. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the cost of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of a state-chartered savings association to open a new branch or engage in a merger transaction. Community reinvestment regulations will evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. Potters has received a "satisfactory" examination rating under those regulations.

REGULATORY CAPITAL REQUIREMENTS. Potters is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of Potters at December 31, 1996, and the amount by which it exceeds minimum requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets.


                                              At December 31, 1996
                                              --------------------
                                             Amount           Percent
                                             ------           -------
                                           (Dollars in
                                           thousands)

Tangible capital                           $   9,541              8.28%
Requirement                                    1,729              1.50
                                           ---------              ----

Excess                                     $   7,812              6.78%
                                           =========              ====

Core capital                               $   9,541              8.28%
Requirement                                    3,457              3.00
                                           ---------              ----

Excess                                     $   6,084              5.28%
                                           =========              ====

Total risk-based capital                   $  10,220             19.53%
Requirement                                    4,187              8.00
                                           ---------              ----

Excess                                     $   6,033             11.53%
                                           =========             =====

For additional information concerning the regulatory capital of Potters at December 31, 1996, see "FINANCIAL REVIEW -- Liquidity and Capital Resources" in the Annual Report.

Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital of 3% of adjusted total assets, and risk-based capital of 8% of risk-weighted assets. In determining risk-weighted assets, each asset is weighted at a percentage level ranging from 0% to 100% depending on its relative risk. The OTS has proposed to amend the core capital requirement so that only those associations with the highest examination rating and acceptable levels of risk will be permitted to maintain only 3% core capital. All other associations will be required to maintain core capital of 4% to 5%, depending on the association's examination rating and overall risk. Potters does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed.

The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of their portfolios, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its risk-based capital ratio. The interest rate risk component for any quarter will be based on this calculation as of the end of the third preceding quarter. In general, associations with less than $300 million in assets and a risk-based capital ratio of greater than 12% will not be subject to this requirement. Potters currently qualifies for this exception. Pending implementation of the interest rate risk component, the OTS may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Potters' capital at December 31, 1996, met the standards for the highest defined capital level, a well-capitalized association.

Federal law prohibits an insured institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. In addition, each company controlling an undercapitalized institution must guarantee that the institution will comply with the terms of an OTS-approved capital plan until the institution has been adequately capitalized on an average during each of four consecutive calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution at the time the institution fails to comply with its capital restoration plan.

LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified U.S. government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Federal regulations also require each member institution to maintain an average daily balance of short-term liquid assets of not less than 1% of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet liquidity requirements. The eligible liquidity of Potters, as computed under current regulations, for December, 1996, was approximately $16.8 million, or 15.6%.

QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, there was only one QTL test which required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans, stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association may also meet the QTL test under the Internal Revenue Code of 1986, as amended (the "Code"), for thrift institution status. According to the test under the Code, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At December 31, 1996, Potters met the QTL test.

LENDING LIMITS. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower (the "Lending Limit") to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this Lending Limit, loans to certain related or affiliated borrowers are aggregated. An exception to this Lending Limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the Lending Limit on a case-by-case basis.

Based on the 15% Lending Limit, Potters was able to lend approximately $1.6 million to one borrower at December 31, 1996. Potters had no outstanding loans in excess of such limit at December 31, 1996.

TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits and the total of such loans cannot exceed the association's Unimpaired Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public, or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Potters was in compliance with such restrictions at December 31, 1996.

All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. PFC is an affiliate of Potters. Generally, Section 23A and 23B of the FRA (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Potters was in compliance with these requirements and restrictions at December 31, 1996.

LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association is prohibited from declaring or paying dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

The first rating category is Tier 1, consisting of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a

Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Potters meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision. The second category, Tier 2, consists of associations that before and after the proposed distribution meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.

In December 1994, the OTS issued a proposal to amend the capital distributions limits. Under that proposal, associations not owned by a holding company with a CAMEL examination rating of 1 or 2, could make a capital distribution without notice to the OTS, if they remain adequately capitalized, as described above, after the distribution is made. Any other association seeking to make a capital distribution that would not cause the association to fall below the capital levels to qualify as adequately capitalized or better, would have to provide notice to the OTS. Except under limited circumstances and with OTS approval, no capital distributions would be permitted if it caused the association to become undercapitalized.

In addition, as a subsidiary of PFC, Potters is required to give the OTS 30-days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period. Potters paid a total of $1.6 million in dividends to PFC during fiscal 1996.

HOLDING COMPANY REGULATION. PFC is a savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, PFC is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements. Congress is considering legislation that may require that PFC become a bank holding company regulated by the FRB. Bank holding companies with more than $150 million in assets are subject to capital requirements similar to those imposed on Potters and have more extensive interstate acquisition authority than savings and loan holding companies. Bank holding companies are subject to more restrictive activity and investment limits than savings and loan holding companies. No assurances can be given that such legislation will be enacted, and PFC cannot be certain of the legislation's impact on its operations until it is enacted.

The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

PFC is a unitary savings and loan holding company. There are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies which may engage in commercial activities and expanded securities and insurance activities. The broad latitude to engage in activities under current law can be restricted, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1996, Potters met the QTL Test.

If PFC were to acquire control of another savings institution, other than through a merger or other business combination with Potters, PFC would become a multiple savings and loan holding company. Unless the acquisition is an emergency thrift acquisition and each subsidiary savings association meets the QTL Test, the activities of PFC and any of its subsidiaries (other than Potters or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state, only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

FEDERAL DEPOSIT INSURANCE CORPORATION

DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. The FDIC is required to maintain designated levels of reserves in each fund. Prior to October 1, 1996, the reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund have been and are being used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May 1995. This has resulted in a significant disparity between BIF and SAIF assessments during 1996.

Potters is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Potters, and has authority to initiate enforcement actions against federally insured savings associations, if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance each for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy savings associations were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995. Such excess equaled approximately $.23 per $100 in deposits beginning in 1996. This premium disparity had a negative competitive impact on Potters and other institutions in the SAIF.

Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF deposits were required to pay the same special assessment on 80% of deposits at March 31, 1995. In addition, the cost of prior thrift failures will be shared by both the SAIF and the BIF. As a result of such cost sharing, BIF assessments for healthy banks in 1997 will be $.013 per $100 in deposits and SAIF assessments for healthy institutions in 1997 will be $.064 per $100 in deposits.

Potters had $97.9 million in deposits at March 31, 1995. Potters paid a special assessment of $643,000 on November 27, 1996, which was recorded as of September 30, 1996. This assessment is tax-deductible, and has reduced net income by $424,000 for the year ended December 31, 1996.

STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Potters' activities and investments at December 31, 1996, were permissible for a federal association.

FRB RESERVE REQUIREMENTS. FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $49.3 million of such accounts (subject to an exemption of up to $4.4 million), and of 10% of net transaction accounts in excess of $49.3 million. At December 31, 1996, Potters was in compliance with this reserve requirement.

FEDERAL HOME LOAN BANKS

The FHLBs provide credit to their members in the form of advances. Potters is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Potters' residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Potters is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $822,000 at December 31, 1996.

Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the U.S. government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The FHLB of Cincinnati reviews and accepts proposals for subsidies under that program twice a year.

                                    TAXATION

FEDERAL TAXATION

PFC and Potters are both subject to the federal tax laws and regulations which apply to corporations generally. Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Potters, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code or the reserve method of Section 593 of the Code.

Under Section 593, a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax year 1995, Potters used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method. For tax years 1990 through 1994, Potters used the experience method.

Section 1616(a) of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method. The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Potters, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996.

A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Potters to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Potters' gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1996, Potters' pre-1988 reserves for tax purposes totaled approximately $2.5 million. Potters believes it had approximately $3.5 million of accumulated earnings and profits for tax purposes as of December 31, 1996, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Potters will have current or accumulated earnings and profits in subsequent years.

In addition to the regular income tax, PFC and Potters are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, PFC and Potters are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

The tax returns of Potters have been audited or closed without audit through fiscal year 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Potters.

OHIO TAXATION

PFC is subject to the Ohio corporation franchise tax, which, as applied to PFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth.

In computing its taxable net worth under the net worth method, PFC may exclude 100% of its investment in the capital stock of Potters, as reflected on the balance sheet of PFC, as long as it owns at least 25% of the issued and outstanding capital stock of Potters. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, PFC may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

A special litter tax is also applicable to all corporations, including PFC, subject to the Ohio corporation franchise tax other than "financial institutions". If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

Potters is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of Potters' book net worth determined in accordance with generally accepted accounting principles. As a "financial institution," Potters is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.    PROPERTIES

         The following table sets forth certain information at December 31, 1996, regarding the properties on which the main office and each branch office of Potters is located:


                                      Owned             Date acquired            Net
       Location                     or leased             or leased          book value
       --------                     ---------             ---------          ----------

CORPORATE OFFICE:

519 Broadway (2)                                       January 8, 1903
East Liverpool, Ohio 43920            Owned              May 2, 1978           $69,000

BRANCH OFFICES:

530 Broadway
East Liverpool, Ohio 43920            Owned             June 18, 1982          596,000

1032 Pennsylvania Avenue
East Liverpool, Ohio 43920 (3)        Owned             June 18, 1982            9,000

46635 Y&O Road
Glenmoor, Ohio 43920                  Owned             June 3, 1975           202,000

15575 State Rte. 170
Calcutta, Ohio 43920 (4)             Leased           February 1, 1983         206,000

----------

(1) At December 31, 1996, Potters' office premises and equipment had a total net book value of $1.7 million.

(2) Includes two parcels.

(3) Effective March 31, 1997, Potters will cease branch operations at its East End Branch Office.

(4) The lease agreement with one of the directors of Potters expires on January 31, 2008, subject to five five-year renewal periods at Potters' option.


ITEM 3.    LEGAL PROCEEDINGS.

Potters is not presently involved in any legal proceedings of a material nature. From time to time, Potters is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Potters.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 1996, there were no submissions of matters to the shareholders of PFC.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The information contained on page 3 of the Annual Report under the captions "Common Shares" is incorporated herein by reference.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS.

The information contained on pages 29 through 45 of the Annual Report under the caption "Financial Review" is incorporated herein by reference.

ITEM 7.    FINANCIAL STATEMENTS.

The Financial Statements and the report of independent auditors thereon contained on pages 5 through 28 of the Annual Report are incorporated herein by reference.

ITEM 8.    CHANGE IN ACCOUNTANTS.

No changes in or disagreements with the independent accountants have occurred.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information contained on pages 4 through 9 of the Proxy Statement under the captions "Board of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION.

The information contained on page 7 of the Proxy Statement under the caption "Compensation of Executive Officer and Directors" is incorporated herein by reference.

ITEM 11.   OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained on page 2 of the Proxy Statement under the caption "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                      Item 2.    Agreement and Plan of Reorganization

                      Item 3. Amended Articles of Incorporation and Code of Regulations

                      Item 10.   Material contracts

                      Item 11.   Statement re: computation of per share earnings

                      Item 13.   Portions of the 1996 Annual Report to
                                 Shareholders

                      Item 20.   Proxy Statement for 1997 Meeting of
                                 Shareholders

                      Item 21.   Subsidiaries of Registrant

                      Item 27.   Financial Data Schedule

                      Item 99. Safe Harbor Under the Private Securities Litigation Reform Act of 1995

           (b) No current report on Form 8-K was filed by PFC during the fourth quarter of 1996.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Potters Financial Corporation



                                       By /s/ Edward L. Baumgardner
                                          -------------------------------
                                           Edward L. Baumgardner
                                           President, Chief Executive Officer
                                           and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ W. Gaylord Billingsley                 By /s/  Arthur T. Doak
   ------------------------------                -------------------------
   W. Gaylord Billingsley                          Arthur T. Doak
   Director                                        Director

Date:  March 24, 1997                            Date:  March 24, 1997


By /s/ William L. Miller                      By /s/ Timothy M. O'Hara
   ------------------------------                -------------------------
   William L. Miller                               Timothy M. O'Hara
   Director                                        Director

Date:  March 24, 1997                            Date:  March 24, 1997


By /s/ Peter D. Visnic                        By /s/
   ------------------------------                -------------------------
   Peter D. Visnic                                 Jackman S. Vodrey
   Director                                        Director

Date:  March 24, 1997                            Date:  March 24, 1997


By /s/ Anne S. Myers
  -------------------------------
   Anne S. Myers
   Vice President, Secretary,
   Chief Operating Officer and
   Chief Financial Officer

Date:  March 24, 1997

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER  DESCRIPTION                                                       PAGE NUMBER
------  -----------                                                       -----------

  2.1   Agreement and Plan of Reorganization dated                Incorporated by reference to the
        December 14, 1995, by and among Potters                   Annual Report on Form 10-KSB
        Financial Corporation, The Potters Savings and            filed by PFC with the Securities
        Loan Company and Potters Merger Corp.                     and Exchange Commission
                                                                  ("SEC") in December, 1995
                                                                  (the "1995 10-KSB"), Exhibit 2.1

  3.1   Articles of Incorporation of Potters Financial            Incorporated by reference to the
        Corporation                                               Form 8-A filed with the SEC on
                                                                  March 4, 1996 (the "8-A").

  3.2   Code Regulations of Potters Financial Corporation         Incorporated by reference to the 8-A.

 10.1   The Potters Savings and Loan Company                      Incorporated by reference to the
        Stock Option Plan                                         1995 10-KSB, Exhibit 10.1.

 10.2   The Potters Savings and Loan Company                      Incorporated by reference to the
        Recognition and Retention Plan and                        1995 10-KSB, Exhibit 10.2.
        Trust Agreement

 10.3   Deferred Compensation Agreement dated                     Incorporated by reference to the
        November 1, 1972, by and between The                      1995 10-KSB, Exhibit 10.3.
        Potters Savings and Loan Company and
        Alwyn C. Purinton, Jr.

 10.4   Lease dated February 1, 1983, by and                      Incorporated by reference to the
        between Billingsley Incorporated and The                  1995 10-KSB, Exhibit 10.5.
        Potters Savings and Loan Company

 10.5   Employment Contract with Edward L. Baumgardner            Included herewith.

 10.6   Employment Contract with Albert E. Sampson                Included herewith.

  11    Statement re: computation of per share earnings           Incorporated by reference to
                                                                  Note 1 to the Consolidated
                                                                  Financial Statements

  13    Portions of Potters Financial Corporation 1996            Included herewith.
        Annual Report to Shareholders

  20    Proxy Statement for the 1997 Annual Meeting               Included herewith.
        of Shareholders of Potters Financial Corporation

  21    Subsidiaries of Registrant                                Incorporated by reference to
                                                                  the 1995 10-KSB, Exhibit 21.

  27    Financial Data Schedule                                   Included herewith.

  99    Safe Harbor Under the Private Securities                  Included herewith.
        Litigation Reform Act of 1995