Form 10QSB
period 1997-03-31
POTTERS FINANCIAL CORP
filed 1997-05-09
CIK 1010476

                                                              Page 1 of 19 pages

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED MARCH 31, 1997
               --------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT FOR THE TRANSITION PERIOD FROM        TO
                                            ------    -------

                        Commission file number: 0-27980
                                                -------

                         Potters Financial Corporation
                         -----------------------------
                      (Exact name of small business issuer
                          as specified in its charter)


             Ohio                                         34-1817924
             ----                                         ----------
 (State or other jurisdiction of                 (I.R.S. Employer Identification
  incorporation or organization)                            Number)

   519 Broadway, East Liverpool, Ohio                             43920
   ----------------------------------                             -----
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code       (330) 385-0770
                                                     --------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                              No
              ---                                ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Shares, no par value                       Outstanding at April 22, 1997
                                                  486,830 Common Shares

Transitional Small Business Disclosure Format (check one):

         Yes                                  No  X
              ---                                ---

                                  FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1997

                         Part I - Financial Information

Item 1.  Financial Statements

         Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-QSB as referenced below:

                                                                      Page
                                                                      Number (s)
                                                                      ----------
Consolidated Balance Sheets                                                3

Consolidated Statements of Operations                                      4

Consolidated Statements of Changes in Shareholders' Equity                 5

Consolidated Statements of Cash Flows                                    6-7

Notes to Consolidated Financial Statements                               8-12

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations               13-17

                           Part II - Other Information

Item 1.      Legal Proceedings                                             18

Item 2.      Change in Securities                                          18

Item 3.      Defaults Upon Senior Securities                               18

Item 4.      Submission of Matters to a Vote of
             Security Holders                                              18

Item 5.      Other Information                                             18

Item 6.      Exhibits and Reports on Form 8-K                              18

Signatures                                                                 19

                         POTTERS FINANCIAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                    March 31,         December 31,
                                                                                      1997                1996
                                                                                      ----                ----
ASSETS

      Cash and due from banks                                                     $     2,232        $     4,376
      Interest-bearing deposits with Federal Home Loan Bank                                78                 51
      Federal funds sold and cash management account                                      872                158
                                                                                  -----------        -----------
         Cash and cash equivalents                                                      3,182              4,585
      Securities available for sale,
        at estimated fair value (Note 2)                                               10,760             10,878
      Securities held to maturity (estimated
        fair value: March 31, 1997 - $30,492;
        December 31, 1996 - $31,576) (Note 2)                                          31,046             31,913
      Federal Home Loan Bank stock                                                        837                822
      Loans receivable, net (Note 3)                                                   67,589             62,450
      Premises and equipment, net                                                       1,738              1,738
      Other assets                                                                      1,769              1,786
                                                                                  -----------        -----------
         Total assets                                                             $   116,921        $   114,172
                                                                                  ===========        ===========

LIABILITIES

      Deposits                                                                    $    97,970        $    97,283
      Federal Home Loan Bank advances (Note 4)                                          7,520              5,085
      Accrued expenses and other liabilities                                            1,020              1,228
                                                                                  -----------        -----------
         Total liabilities                                                            106,510            103,596
                                                                                  -----------        -----------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY

      Common shares, no par value
        Authorized: 10,000,000 shares;
         Issued:  538,470 shares
      Paid-in capital                                                                   4,880              4,880
      Treasury shares (51,640 shares in 1997
         and 26,640 shares in 1996, at cost)                                             (923)              (436)
      Unearned compensation on
        recognition and retention plan                                                   (100)              (100)
      Unrealized loss on investment
        securities available for sale, net of tax                                        (174)               (94)
      Retained earnings, substantially restricted                                       6,728              6,326
                                                                                  -----------        -----------
         Total shareholders' equity                                                    10,411             10,576
                                                                                  -----------        -----------

         Total liabilities and shareholders' equity                               $   116,921        $   114,172
                                                                                  ===========        ===========


 ------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                         POTTERS FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                 (Dollars in thousands, except per share data)

-------------------------------------------------------------------------------

                                                                         Three months ended
                                                                              March 31,
                                                                         -------------------
                                                                         1997           1996
                                                                         ----           ----
INTEREST INCOME

      Loans                                                            $   1,344      $   1,114
      Securities                                                             672            817
      Other interest income                                                   19             85
                                                                       ---------      ---------
         Total interest income                                             2,035          2,016
                                                                       ---------      ---------

INTEREST EXPENSE

      Interest on deposits                                                 1,004          1,062
      Other interest expense                                                  79             40
                                                                       ---------      ---------
         Total interest expense                                            1,083          1,102
                                                                       ---------      ---------

NET INTEREST INCOME                                                          952            914

Provision for loan losses (Note 3)                                          (350)           219
                                                                       ---------      ---------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                1,302            695

Loan and investment security gains                                                            1
Other noninterest income                                                      74             61
                                                                       ---------      ---------
         Total noninterest income                                             74             62
                                                                       ---------      ---------

Compensation and benefits                                                    330            333
Occupancy and equipment                                                       94             84
FDIC deposit insurance premiums                                               16             64
Other noninterest expense                                                    272            258
                                                                       ---------      ---------
         Total noninterest expense                                           712            739
                                                                       ---------      ---------

INCOME BEFORE INCOME TAX                                                     664             18

Income tax expense                                                           226              8
                                                                       ---------      ---------

NET INCOME                                                             $     438      $      10
                                                                       =========      =========

Earnings per share                                                     $    0.88      $    0.02
                                                                       =========      =========


------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                         POTTERS FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------

                                                               1997             1996
                                                               ----             ----
BALANCE - JANUARY 1                                       $    10,576      $    11,189

Net income for the three months ended March 31                    438               10

Purchase of treasury shares (25,000 in 1997)                     (487)

Cash dividends declared ($.07 per share in 1997)                  (36)

Change in net unrealized loss on
 securities available for sale                                    (80)            (118)
                                                          -----------      -----------

BALANCE - MARCH 31                                        $    10,411      $    11,081
                                                          ===========      ===========


------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                         POTTERS FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

------------------------------------------------------------------------------

                                                                                   Three months ended
                                                                                        March 31,
                                                                                  1997           1996
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                                                $    438       $      10

      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                                                48              34
         Provision for losses                                                       (350)            219
         Net investment amortization                                                  11              20
         Net gain on:
             Securities                                                                               (1)
             Sale of foreclosed real estate and
               repossessed assets                                                    (50)
         Stock dividend on FHLB stock                                                (15)            (12)
         Change in other assets and liabilities                                       90            (127)
                                                                                 -------        --------

                Net cash from operating activities                                   172             143
                                                                                 -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Securities available for sale
           Proceeds from sales                                                                     2,500
           Proceeds from calls and maturities                                                      3,000
           Purchases                                                                             (12,900)
      Securities held to maturity
           Proceeds from repayments, calls and maturities                            854           2,394
           Purchases                                                                                (497)
      Net decrease in loans                                                        1,129           1,056
      Loan purchases                                                              (5,924)         (1,488)
      Proceeds from sale of foreclosed real estate
        and repossessed assets                                                        50               3
      Property and equipment expenditures                                            (42)           (105)
                                                                                --------       ---------
         Net cash from investing activities                                       (3,933)         (6,037)
                                                                                --------       ----------

--------------------------------------------------------------------------------
                                   (Continued)

                         POTTERS FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------

                                                                                   Three months ended
                                                                                        March 31,
                                                                                   1997           1996
                                                                                   ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in deposits                                                       687           1,540
      Proceeds from FHLB advances                                                  4,000
      Repayments of FHLB advances                                                 (1,565)         (1,566)
      Net change in official checks                                                 (169)             92
Net decrease in advances from
        borrowers for taxes and insurance                                            (72)            (70)
Treasury share purchases                                                            (487)
      Cash dividends paid                                                            (36)
                                                                                --------       ----------
         Net cash from financing activities                                        2,358              (4)
                                                                                --------       ----------

Net change in cash and cash equivalents                                           (1,403)         (5,898)
Cash and cash equivalents at beginning of year                                     4,585          11,230
                                                                                --------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  3,182       $   5,332
                                                                                ========       =========


Supplemental disclosures of cash flow information
      Cash paid during the year for:
         Interest                                                               $  1,059       $   1,104
         Income taxes                                                                 85

      Noncash transactions
         Transfer from loans to foreclosed real estate and
           repossessed assets                                                                         23

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Potters Financial Corporation ("PFC") is a unitary savings and loan holding company headquartered in East Liverpool, Ohio. PFC is the sole shareholder of The Potters Savings and Loan Company ("Potters"), also headquartered in East Liverpool, Ohio.

The accompanying consolidated financial statements include the accounts of PFC and Potters. All significant intercompany transactions and balances have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at March 31, 1997, and its results of operations and statement of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of PFC and notes thereto included in the 1996 Annual Report.

Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was adopted in 1997. It revised the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The adoption of SFAS No. 125 did not materially impact PFC's financial statements, and management does not anticipate that it will have a material impact in the future.

Earnings per share was calculated on the basis of the weighted average number of shares outstanding during the period. Such weighted average shares were 498,608 for the first quarter of 1997 and 532,809 for the three months ended March 31, 1996.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

NOTE 2 - SECURITIES

At March 31, 1997, the amortized cost and estimated fair value of securities are as follows:

                                                                     Gross            Gross           Estimated
                                                 Amortized        Unrealized       Unrealized           Fair
                                                   Cost              Gains           Losses             Value
                                                   ----              -----           ------             -----
                                                                     (Dollars in thousands)
Securities available for sale:
       U.S. Treasury and U.S.
        Government agencies                    $     9,989      $                 $      (246)     $     9,743
        Mutual funds                                 1,034                                (17)           1,017
                                               -----------      -----------       -----------      -----------

                                               $    11,023      $                 $      (263)     $    10,760
                                               ===========      ===========       ===========      ===========
Securities held to maturity:
        U.S. Treasury and U.S.
          Government agencies                  $     6,857      $         2       $      (119)     $     6,740
        Obligations of states and
          political subdivisions                       175               34                                209
        Other securities                               816                1                (1)             816
        Agency issued mortgage-
         backed securities                          23,198               72              (543)          22,727
                                               -----------      -----------       -----------      -----------

                                               $    31,046      $       109       $      (663)     $    30,492
                                               ===========      ===========       ===========      ===========

-------------------------------------------------------------------------------
                                   (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

-------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at March 31,1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Available for Sale              Held to Maturity
                                                        ------------------              ----------------
                                                       Amortized      Estimated      Amortized       Estimated
                                                         Cost        Fair Value        Cost         Fair Value
                                                         ----        ----------        ----         ----------
                                                                       (Dollars in thousands)
        Due in one year or less                                                     $     513      $     510
        Due after one year through five years        $   7,996       $  7,827           4,123          4,091
        Due after five years through ten years           1,993          1,916           1,907          1,866
        Due after ten years                                                             1,305          1,298
        Agency issued mortgage-
         backed securities                                                             23,198         22,727
                                                     ---------       --------       ---------      ---------
                                                     $   9,989       $  9,743       $  31,046      $  30,492
                                                     =========       ========       =========      =========

No securities were purchased, sold or called during the three months ended March 31, 1997. The net unrealized holding loss on securities available for sale increased by $119,000 during 1997.

The carrying value of investment securities pledged as collateral for public funds amounted to $2.5 million at March 31, 1997.

At December 31, 1996, the amortized cost and estimated fair value of securities are as follows:

                                                                     Gross            Gross           Estimated
                                                 Amortized        Unrealized       Unrealized           Fair
                                                   Cost              Gains           Losses             Value
                                                   ----              -----           ------             -----
                                                                     (Dollars in thousands)
Securities available for sale:
        U.S. Treasury and U.S.
         Government agencies                   $     9,988      $                 $      (135)     $     9,853
        Mutual funds                                 1,034                                 (9)           1,025
                                               -----------      -----------       -----------      -----------
                                               $    11,022      $                 $      (144)     $    10,878
                                               ===========      ===========       ===========      ===========

Securities held to maturity:
        U.S. Treasury and U.S.
          Government agencies                  $     6,854      $         7       $       (74)     $     6,787
        Obligations of states and
          political subdivisions                       175                7                                182
        Other securities                               866                6                                872
        Agency issued mortgage-
          backed securities                         24,018               82              (365)          23,735
                                               -----------      -----------       -----------      -----------
                                               $    31,913      $       102       $      (439)     $    31,576
                                               ===========      ===========       ===========      ===========


-------------------------------------------------------------------------------
                                   (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

-------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized below:

                                                                               March 31,          December 31,
                                                                                  1997                1996
                                                                                  ----                ----
                                                                                   (Dollars in thousands)
Real estate loans
        One-to-four family residences                                        $    53,975         $    49,086
        Nonresidential property                                                    5,858               5,897
        Multifamily and other                                                      2,068               2,034
                                                                             -----------         -----------
                                                                                  61,901              57,017
                                                                             -----------         -----------
Consumer and other loans
        Home equity loans                                                          3,892               3,859
        Commercial loans and unsecured lines of credit                             1,334               1,316
        Mobile home loans                                                            824                 906
        Other                                                                      2,288               2,347
                                                                             -----------         -----------
                                                                                   8,338               8,428
                                                                             -----------         -----------
        Total loan principal balances                                             70,239              65,445
        Loans in process                                                            (555)               (466)
        Unearned interest and deferred fees, net                                     159                 101
        Allowance for loan losses                                                 (2,254)             (2,630)
                                                                             -----------         -----------
                                                                             $    67,589         $    62,450
                                                                             ===========         ===========

Activity in the allowance for loan losses is as follows:

                                                                        Three months ended
                                                                             March 31,
                                                                        ------------------
                                                                       1997           1996
                                                                       ----           ----
                                                                      (Dollars in thousands)
      Balance at beginning of year                                   $  2,630       $   2,240
      Provision for loan losses                                          (350)            219
      Recoveries                                                            4               8
      Charge-offs                                                         (30)           (405)
                                                                     --------       ---------
      Balance at end of year                                         $  2,254       $   2,062
                                                                     ========       =========

Nonaccrual and renegotiated loans totaled $975,000 and $1.7 million at March 31, 1997 and December 31, 1996, respectively. Potters is not committed to lend additional funds to debtors whose loans have been modified.

Information regarding impaired loans is as follows:

                                                                       Three months ended
                                                                            March 31,
                                                                       ------------------
                                                                       1997           1996
                                                                       ----           ----
                                                                      (Dollars in thousands)
Average investment in impaired loans                                 $    365       $     185
                                                                     ========       =========
Interest income recognized on impaired loans
  including interest income recognized on a cash basis               $      0       $      14
                                                                     ========       =========
Interest income recognized on impaired loans
  on a cash basis                                                    $      0       $      14
                                                                     ========       =========

-------------------------------------------------------------------------------
                                   (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

-------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE (Continued)

Information regarding impaired loans, which are included in nonaccrual and renegotiated loans disclosed above, is as follows:

                                                                     March 31,    December 31,
                                                                       1997           1996
                                                                       ----           ----
                                                                      (Dollars in thousands)
Balance of impaired loans                                            $    365       $     547
Less portion for which no allowance for
  loan losses is allocated                                               (365)           (547)
                                                                     --------       ---------

Portion of impaired loan balance for which an
  allowance for loan losses is allocated                             $      0       $       0
                                                                     ========       =========

Portion of allowance for loan losses allocated
  to the impaired loan balance                                       $      0       $       0
                                                                     ========       =========


NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances are as follows:

                                                                         March 31,       December 31,
                                                                           1997              1996
                                                                           ----              ----
                                                                           (Dollars in thousands)
Variable-rate Cash Management Advance with monthly interest payments:
     5.75% Cash Management Advance due May 29, 1997                    $       500

Fixed-rate advances with monthly interest payments:
    5.80% Advance due May 28, 1997                                           3,830      $     3,830
    6.30% Advance due June 24, 1998                                          2,000
    5.67% Advance due November 27, 1998                                        750              750

Fixed-rate advances with monthly principal and interest payments:
    6.05% Advance due August 14, 1998                                          283              333
5.85% Advance due September 1, 1999                                            157              172
                                                                       -----------      -----------
                                                                       $     7,520      $     5,085
                                                                       ===========      ===========

FHLB advances obtained through the Community Investment Program are amortizing loans requiring monthly principal payments. As of March 31, 1997, the aggregate future minimum annual principal payments on FHLB advances were $4.5 million in 1997, $2.9 million in 1998 and $48,000 in 1999. As of March 31, 1997, the
Company was approved to borrow a total of $5.5 million in cash management advances. FHLB advances are collateralized by all shares of FHLB stock owned by Potters and by 100% of its qualified real estate loan portfolio.

-------------------------------------------------------------------------------
                                   (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

-------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, various outstanding commitments and contingent liabilities are not reflected in the accompanying consolidated financial statements. These include certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position of PFC.

Loan Commitments

As of March 31, 1997, Potters had commitments to make loans (at market rates) and unused lines of credit approximating $3,862,000, of which $19,000 carry a fixed rate of 8.375%, and $3,843,000 carry adjustable rates. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK

Most of Potters' current business activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. At March 31, 1997, the loan portfolio included approximately $16.2 million of purchased one-to-four family real estate loans, $13.6 million on properties located in northwestern Ohio and $2.6 million on properties in southwestern Ohio. As of March 31, 1997, the loan portfolio also included approximately $3.4 million in nonresidential real estate loans secured by property located primarily in the State of Colorado.

-------------------------------------------------------------------------------

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations

GENERAL

Potters Financial Corporation, a unitary thrift holding company ("PFC"), owns all of the outstanding shares of The Potters Savings and Loan Company ("Potters"), a savings and loan institution. In the following pages, management presents an analysis of PFC's financial condition as of March 31, 1997 and December 31, 1996, and the results of operations for the three months ended March 31, 1997, as compared to the prior year. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Potters' general market area. See Exhibit 99 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, which is incorporated herein by reference.

Without limiting the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

1) Results of Operations - Management's belief that the final settlement documents in the Bennett Funding Group Inc. ("Bennett") bankruptcy matter will be approved and that no additional losses will be incurred.

     Management's statements regarding the amount and adequacy of the allowance for loan losses and future loan loss provisions.

     Statements regarding management's intent to continue the shifting of funds from securities and other investments into loans.

     Management's statement that the outsourcing of part of the internal audit and compliance functions should contain future audit and compliance costs while allowing management to concentrate on implementing Potters' strategic initiatives.

2) Recent Accounting Pronouncements - Management's expectation that the new accounting requirements for calculating earnings per share will not significantly affect future basic earnings per share and diluted earnings per share.

The following discussion and financial information are presented to provide shareholders with a more comprehensive review of the financial position and operating results than could be obtained from an examination of the financial statements alone. The review should be read in conjunction with the consolidated financial statements and accompanying notes. Because the activities of PFC have been limited primarily to holding the shares of Potters, the following discussion essentially concerns the operations of Potters.

RESULTS OF OPERATIONS

PFC recorded net income of $438,000, or $.88 per common share, for the three months ended March 31, 1997, compared to $10,000, or $.02 per share, for the comparable period during 1996. The primary reason for the increase in net income was an event tied to Potters' ongoing strategic initiative of reducing credit risk from loans on out-of-state nonresidential real estate. In January 1997, a $756,000 nonperforming loan located in Colorado was repaid, which, through the removal of the allowance specifically allocated to the loan, increased the portion of the allowance for loan losses not allocated to any specific loan or group of loans by over $350,000. In addition to management's ongoing review of all loans with respect to the adequacy of the allowance for loan losses, a periodic analysis of the percentages allocated to various types of real estate, consumer and commercial loans is conducted. Because of the decline in nonperforming loans and in the risk composition of Potters' loan portfolio, and primarily because of the payoff of the Colorado nonresidential real estate loan, a negative provision for loan losses of $350,000 was recorded during the first quarter of 1997 to remove excess allowances for loan losses. The provision had a $231,000 after tax positive impact on 1997 earnings. At March 31, 1997, nonperforming loans totaled $975,000, or .83% of total assets, and the unallocated allowance exceeded $1.4 million. In addition, the allowance for loan losses totaled $2.3 million and represented 231.2% of nonperforming loans.

The increase in net income resulted in annualized returns on average assets and average shareholders' equity of 1.53% and 16.56%, respectively, for the three months ended March 31, 1997, compared to .04% and .37%, respectively, for the comparable period during 1996.

Also contributing to the $428,000 increase in net income during the first quarter of 1997 compared to the first quarter of 1996 was an increase in net interest income and noninterest income and a reduction in noninterest expense. Somewhat offsetting these positive variances was a $218,000 increase in income taxes in 1997 due to the $646,000 increase in net income before income taxes.

First quarter 1996 earnings were significantly affected by an additional provision for loan losses of $188,500 relating to the writedown of the Bennett equipment lease credits by 50% upon learning of Bennett's bankruptcy filing and investigation by the Securities and Exchange Commission for alleged securities fraud. The Court has since ruled that the manner in which the lease credits were structured and recorded was sufficient to perfect Potters' position in the lease credits as a secured creditor. Further, in January 1997, the bankruptcy Trustee extended various settlement options to all financial institutions involved in the case. After careful consideration, Potters' Board of Directors agreed to accept one of the settlement options. On February 27, 1997, the motions for settlement were heard and approved by the Court, subject to the approval of final settlement documents by Potters' Board of Directors. Attorneys continue to work on finalizing the documents. While the amount Potters will receive is uncertain under the terms of the settlement offer and depends upon events outside Potters' control, and no assurances can be given that additional losses will not be incurred or that additional provisions will not be required, no additional losses are anticipated on the Bennett lease credits.

The allowance for loan losses at March 31, 1997 was $2.3 million, representing a decline of $376,000 from $2.6 million at December 31, 1996. During 1997, net loan charge-offs totaled $26,000, compared to $397,000 for the first quarter of 1996. Due to the current level of unallocated allowances, no provision for loan losses is planned for the remainder of 1997, although no assurances can be given that provisions will not be made during that time if circumstances change, such as increases in the loan portfolio, changes in the economy or increases in nonperforming loans. The provision for loan losses during the first three months of 1996 totaled $219,000, relating primarily to the Bennett credits.

Nonperforming loans of $975,000 at March 31, 1997 represented decreases of $753,000 from the $1.7 million level at December 31, 1996, and $1.7 million from a level of $2.7 million at March 31, 1996. The decrease, despite the inclusion of the Bennett credits, resulted primarily from payoffs in the Colorado portfolio. The allowance for loan losses increased from 152.5% of nonperforming loans at December 31, 1996, to 231.2% at March 31, 1997. Impaired loans totaled $365,000 at December 31, 1996 and March 31, 1997, and consisted solely of the Bennett credits.

Interest income increased $19,000, to $2.0 million, for the three months ended March 31, 1997, compared to the same period for 1996. Although the overall increase in interest income was not dramatic, the change in the composition of interest income was significant. Interest income on loans increased $230,000, or 20.6%, from the first quarter of 1996 to the first quarter of 1997, while interest on securities and other investments declined $211,000 during the same period. The shifting of funds from securities and other investments into loans occurred throughout 1996, continued during the first quarter of 1997 and should continue into the future as Potters' strategic initiatives are executed, although no assurances can be provided that loan demand will continue. Loan originations are affected by many circumstances and events, including interest rates nationally and locally, competition and other changes in the national and local economy. Yields on interest-earning assets increased by 10 basis points, from 7.40% for the first three months of 1996 to 7.50% for the same period during 1997. Although the yield on loans actually decreased between the two first quarters, more of Potters' assets were placed into loans which yield significantly higher than securities and other investments.

Interest expense decreased $19,000, to $1.1 million, for the three months ended March 31, 1997 compared to the same period during 1996. The decrease was primarily attributable to a decline in the average balances and yields on deposit accounts and a decrease in the yield on FHLB advances from the first quarter of 1996 to the first quarter of 1997. The increased use of FHLB advances during 1997 compared to 1996 had somewhat of a negative impact on interest expense because such instruments generally bear higher interest rates than deposits. The cost of funds decreased from 4.34% for the three months ended March 31, 1996 to 4.27% for the comparable period in 1997.

The increase in the yield on interest-earning assets and the decline in the cost of funds resulted in a widening of the interest rate spread from 3.06% during the first three months of 1996 to 3.23% for the same period in 1997 and an increase in net interest income of $38,000 during 1997 compared to net interest income during the first quarter of 1996.

Noninterest income increased $12,000, or 19.4%, for the three months ended March 31, 1997 compared to the respective period in 1996. The increase during 1997 compared to 1996 came primarily from increased service charges on deposit accounts, Automated Teller Machine ("ATM") and other customer fees from the development and implementation of new products and services.

Noninterest expense decreased $27,000 for the three months ended March 31, 1997, compared to the same period in 1996. Due to the recapitalization of the Savings Association Insurance Fund, deposit insurance premiums during the first quarter of 1997 declined $48,000 from the first quarter of 1996. Included in 1997 noninterest expense was a $50,000 gain on the sale of foreclosed real estate in Colorado. Compensation and benefits expense decreased marginally between 1996 and 1997, while data processing, office occupancy and advertising expense increased due to commitments to upgrade technology and the continued development of a strategic marketing program, both of which should result in improved customer service and increased efficiency in handling customer transactions. Professional fees increased significantly during the first quarter of 1997 from the settlement of the Bennett lease credits and from Potters' decision to outsource part of its internal audit and compliance functions. Such an arrangement should contain future audit and compliance costs while allowing management to concentrate on implementing Potters' strategic initiatives.

As part of management's ongoing process to contain costs, branch operations at Potters' East End Office were terminated on March 31, 1997. Management is in the process of installing an ATM in an East End grocery store in order to utilize technology to accommodate more customers in the East End. Potters continued its strategic commitment to invest in employee training and development during the first three months of 1997. Throughout 1997 training efforts will continue to reflect Potters' philosophy of helping employees perform at the level necessary to redefine customer expectations.

FINANCIAL CONDITION

PFC's assets at March 31, 1997 increased $2.7 million to $116.9 million compared to $114.2 million at December 31, 1996. Potters continued to restructure its balance sheet during the first quarter of 1997 in accordance with its strategic focus and long-term goals of increasing interest income and the interest rate spread. During the first three months of 1997, funds from loan and securities repayments, and FHLB advances were utilized to originate loans and purchase one-to-four family real estate loans.

Cash and cash equivalents decreased $1.4 million, from $4.5 million at December 31, 1996 to $3.2 million at March 31, 1997.

Securities available for sale decreased marginally, totaling $10.8 million at March 31, 1997, compared to $10.9 million at December 31, 1996. Securities designated as available for sale are carried at their fair values, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale increased from $144,000 at year-end 1996 to $263,000 at March 31, 1997 due to a general rise in interest rates during the first quarter of 1997. The equity component, representing unrealized losses, net of tax, on securities available for sale, increased from $94,000 at December 31, 1996 to $174,000 at March 31, 1997.

At March 31, 1997, the held-to-maturity securities portfolio totaled $31.0 million and consisted of agency issued mortgage-backed securities totaling $23.2 million and $7.8 million of other securities, primarily U.S. Government agency securities. Repayments on such securities, totaling $854,000 during the first quarter of 1997, were used to fund loan growth.

Net loans receivable increased $5.1 million, from $62.5 million at December 31, 1996, to $67.6 million at March 31, 1997. Loan purchases and local loan originations during 1997 resulted in a net increase of $4.9 million, or 10.0%, in one-to-four family real estate loans. Loan purchases totaled $5.9 million of adjustable-rate real estate loans during the first quarter of 1997. The adjustable-rate features of the loan purchases continued management's asset/liability strategy of controlling exposure to interest rate risk.

Total deposits increased $687,000 during the first quarter of 1997, from $97.3 million at December 31, 1996 to $98.0 million at March 31, 1997. Inflows occurred primarily in 18-month and 30-month certificates of deposit. Potters has aggressively priced selected certificates of deposit with maturities exceeding one year in an attempt to maintain deposit levels despite strong competition for certificates of deposit in the local area. The Asset and Liability Management Committee continues to focus on strategies for reduced interest rate risk and responsible deposit management.

FHLB advances totaled $7.5 million at March 31, 1997, compared to $5.1 million at December 31, 1996. Advances totaling $4.0 million received during the first quarter of 1997 were used to fund Potters' loan growth and for cash management purposes. Repayments totaling $1.6 million occurred during 1997.

Despite net income of $438,000 for the three months ended March 31, 1997, shareholders' equity decreased $165,000 during 1997 due primarily to the repurchase of 25,000 PFC shares for $487,000 relating to a repurchase program announced in October 1996, an increase of $80,000 in the unrealized loss, net of income tax, on securities available for sale and dividends paid of $36,000, or $.07 per share.

LIQUIDITY AND CAPITAL RESOURCES

Potters' normal, recurring sources of funds are primarily customer deposits, securities available for sale, maturities, calls and repayments of securities held to maturity, loan repayments and other funds provided by operations. Potters has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

The most significant component of cash flows from investing activities during the first three months of 1997 were loan purchases of $5.9 million somewhat offset by a $1.1 million decrease in loans other than such purchases. Repayments of securities held to maturity totaled $854,000 during the year. Investing activities during the first three months of 1996 included the purchase of $12.9 million in securities available for sale, offset by $2.5 million in sales of such securities and $5.4 million in calls and maturities of both available-for-sale and held-to-maturity securities. Loan purchases during 1996 totaled $1.5 million, offset by a $1.1 million net decrease in loans.

Financing activities during the three months ended March 31, 1997 included net deposit inflows of $687,000, proceeds from FHLB advances of $4.0 million and advance repayments totaling $1.6 million. In addition, PFC purchased 25,000 PFC shares for a total of $487,000. Deposit inflows of $1.5 million occurred during the first three months of 1996, while FHLB advance activity included repayments totaling $1.6 million.

Potters' average regulatory liquidity ratio for March 1997 was 12.98%. At March 31, 1997, Potters had commitments to originate loans of $109,000 and unused lines of credit totaling $3.8 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters' capital levels as of March 31, 1997 (dollars in thousands):

                                  Tangible                    Core                   Risk-based
                                   Capital                   Capital                   Capital
                              ----------------           ----------------          -----------------
                              Amount         %           Amount         %          Amount          %
                              ------        --           ------        --          ------         --
Regulatory capital -
  computed                    $  9,988    8.53         $  9,988      8.53%       $ 10,689      19.61%
Minimum capital
  requirement                    1,756    1.50            3,513      3.00           4,361       8.00
                              --------    ----         --------      ----        --------       ----

Regulatory capital -
  excess                      $  8,232    7.03%        $  6,475      5.53%       $  6,328      11.61%
                              ========    ====         ========      ====        ========      =====

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1997, the accounting requirements for calculating earnings per share were revised. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As PFC has not had significant dilution from stock options, the new calculation methods will not significantly affect future basic earnings per share and diluted earnings per share.

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

Item 3.      Defaults Upon Senior Securities.
               None.

Item 4.      Submission of Matters to a Vote of Security Holders.
               None.

Item 5.      Other Information.
               None.

Item 6.      Exhibits and Reports on Form 8-K.
               A.  Exhibits

     Exhibit 2.1 Agreement and Plan of Reorganization            Incorporated by reference to the
         dated December 14, 1995, by and among                   Annual Report on Form 10-KSB
         Potters Financial Corporation, The Potters              filed by PFC with the Securities
         Savings and Loan Company and Potters                    and Exchange Commission
         Merger Corp.                                            ("SEC") for the year ended
                                                                 December 31, 1995, Exhibit 2.1.

     Exhibit 3.1  Articles of Incorporation of Potters           Incorporated by reference to the
         Financial Corporation                                   Form 8-A filed with the SEC on
                                                                 March 4, 1996 (the "8-A").

     Exhibit 3.2  Code of Regulations of Potters                 Incorporated by reference to the 8-A.
         Financial Corporation

     Exhibit 11  Statement re: computation of                    Incorporated by reference to Note 1
         per share earnings                                      to the Consolidated Financial
                                                                 Statements.

     Exhibit 27  Financial Data Schedule                         Included herewith.

     Exhibit 99  Safe Harbor Under the Private                   Incorporated by reference to the
         Securities Litigation Reform Act of 1995                Annual Report on Form 10-KSB
                                                                 filed by PFC with the SEC
                                                                 for the year ended December 31,
                                                                 1996, Exhibit 99.

               B.  Reports on Form 8-K - none.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      POTTERS FINANCIAL CORPORATION

Date:  May 9, 1997                    By: /s/ EDWARD L. BAUMGARDNER
                                          ----------------------------
                                          Edward L. Baumgardner
                                          Duly Authorized Representative,
                                          President and Chief Executive Officer

                                      By: /s/  ANNE S. MYERS
                                          ----------------------------
                                          Anne S. Myers
                                          Principal Financial Officer and
                                          Principal Accounting Officer