Form 10QSB
period 1997-06-30
POTTERS FINANCIAL CORP
filed 1997-08-06
CIK 1010476

                                                              Page 1 of 21 pages

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JUNE 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______ TO _______

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

         Yes   X                  No
             -----                   -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Shares, no par value                       Outstanding at July 31, 1997
                                                  491,326 Common Shares

Transitional Small Business Disclosure Format (check one):

         Yes                      No   X
             -----                   -----

                                  FORM 10-QSB

                          QUARTER ENDED JUNE 30, 1997

                         Part I - Financial Information

Item 1.  Financial Statements

         Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-QSB as referenced below:

                                                                                        Page
                                                                                        Number(s)
                                                                                        ---------
Consolidated Balance Sheets                                                               3

Consolidated Statements of Operations                                                     4

Consolidated Statements of Changes in Shareholders' Equity                                5

Consolidated Statements of Cash Flows                                                     6-7

Notes to Consolidated Financial Statements                                                8-12

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                               13-18

                           Part II - Other Information

Item 1.      Legal Proceedings                                                           19

Item 2.      Change in Securities                                                        19

Item 3.      Defaults Upon Senior Securities                                             19

Item 4.      Submission of Matters to a Vote of
             Security Holders                                                            19

Item 5.      Other Information                                                           19

Item 6.      Exhibits and Reports on Form 8-K                                            19-20

Signatures                                                                               21

                         POTTERS FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                    June 30,          December 31,
                                                                                      1997                1996
                                                                                      ----                ----
ASSETS

      Cash and due from banks                                                        $  3,567           $  4,376
      Interest-bearing deposits with Federal Home Loan Bank                                47                 51
      Federal funds sold and cash management account                                      210                158
                                                                                      -------           --------
         Cash and cash equivalents                                                      3,824              4,585
      Securities available for sale,
        at estimated fair value (Note 2)                                                8,876             10,878
      Securities held to maturity (estimated
        fair value: June 30, 1997 - $29,814;
        December 31, 1996 - $31,576) (Note 2)                                          30,085             31,913
      Federal Home Loan Bank stock                                                        829                822
      Loans receivable, net (Note 3)                                                   73,952             62,450
      Premises and equipment, net                                                       1,726              1,738
      Other assets                                                                      1,897              1,786
                                                                                     --------           --------
         Total assets                                                                $121,189           $114,172
                                                                                     ========           ========

LIABILITIES

      Deposits                                                                       $ 99,417           $ 97,283
      Federal Home Loan Bank advances (Note 4)                                          9,824              5,085
      Accrued expenses and other liabilities                                            1,250              1,228
                                                                                     --------           --------
         Total liabilities                                                            110,491            103,596
                                                                                     --------           --------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY

      Common shares, no par value
        Authorized: 10,000,000 shares;
         Issued:  542,426 shares in 1997 and
         538,470 shares in 1996
      Paid-in capital                                                                   4,919              4,880
      Treasury shares (55,596 shares in 1997
         and 26,640 shares in 1996, at cost)                                           (1,009)              (436)
      Unearned compensation on
        recognition and retention plan                                                   (100)              (100)
      Unrealized loss on investment
        securities available for sale, net of tax                                         (98)               (94)
      Retained earnings, substantially restricted                                       6,986              6,326
                                                                                     --------           --------
         Total shareholders' equity                                                    10,698             10,576
                                                                                     --------           --------
         Total liabilities and shareholders' equity                                  $121,189           $114,172
                                                                                     ========           ========


-------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                         POTTERS FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                   (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                   Three months ended            Six months ended
                                                        June 30,                     June 30,
                                                 ----------------------      ------------------------
                                                   1997         1996            1997           1996
                                                   ----         ----            ----           ----
INTEREST INCOME

      Loans                                         $1,449       $1,085         $2,793         $2,199
      Securities                                       649          884          1,321          1,701
      Other interest income                             15           32             34            117
                                                    ------       ------         ------         ------
         Total interest income                       2,113        2,001          4,148          4,017
                                                    ------       ------         ------         ------

INTEREST EXPENSE

      Interest on deposits                           1,031        1,056          2,035          2,118
      Other interest expense                           118           22            197             62
                                                    ------       ------         ------         ------
         Total interest expense                      1,149        1,078          2,232          2,180
                                                    ------       ------         ------         ------

NET INTEREST INCOME                                    964          923          1,916          1,837

Provision for loan losses (Note 3)                    (135)          30           (485)           249
                                                    ------       ------         ------         ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                          1,099          893          2,401          1,588

Loan and security gains (losses)                       (74)                        (74)             1
Other noninterest income                               146           57            220            118
                                                    ------       ------         ------         ------
         Total noninterest income                       72           57            146            119
                                                    ------       ------         ------         ------

Compensation and benefits                              305          335            635            668
Occupancy and equipment                                 94           80            188            164
FDIC deposit insurance premiums                         16           64             32            128
Other noninterest expense                              300          298            572            556
                                                    ------       ------         ------         ------
         Total noninterest expense                     715          777          1,427          1,516
                                                    ------       ------         ------         ------

INCOME BEFORE INCOME TAX                               456          173          1,120            191

Income tax expense                                     155           70            381             78
                                                    ------       ------         ------         ------

NET INCOME                                          $  301       $  103         $  739         $  113
                                                    ======       ======         ======         ======

Earnings per share                                  $ 0.62       $ 0.20         $ 1.50         $ 0.22
                                                    ======       ======         ======         ======


 -------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                         POTTERS FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                              (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                              1997             1996
                                                                              ----             ----
BALANCE - JANUARY 1                                                          $10,576          $11,189

Net income for the six months ended June 30                                      739              113

Issuance of 3,956 common shares for the exercise
 of stock options                                                                 39

Purchase of treasury shares (28,956 in 1997
 and 26,640 in 1996)                                                            (573)            (436)

Cash dividends declared ($.16 per share in 1997
 and $.12 per share in 1996)                                                     (79)             (64)

Change in net unrealized loss on
 securities available for sale                                                    (4)            (208)
                                                                             -------          -------

BALANCE - JUNE 30                                                            $10,698          $10,594
                                                                             =======          =======


 -------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                         POTTERS FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                              (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                    Six months ended
                                                                                        June 30,
                                                                                  1997           1996
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                                                 $   739         $   113

      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                                               100              65
         Provision for losses                                                       (485)            249
         Net Investment amortization                                                  23              38
         Net (gain) loss on sale of:
             Securities                                                               14              (1)
             Loans                                                                    60
             Foreclosed real estate and
               repossessed assets                                                    (50)             14
             Other assets                                                            (53)
         Stock dividend on FHLB stock                                                (30)            (24)
         Change in other assets and liabilities                                      123            (379)
                                                                                 -------         --------
                Net cash from operating activities                                   441              75
                                                                                 -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Net change in interest-bearing balances with banks                                             100
      Securities available for sale
           Proceeds from sales                                                     1,986           2,500
         Proceeds from calls and maturities                                                        3,296
           Purchases                                                                             (14,782)
      Securities held to maturity
         Proceeds from repayments, calls and maturities                            1,801           3,340
         Purchases                                                                                  (984)
      Sale of FHLB stock                                                              23
      Net (increase) decrease in loans                                               (21)          1,343
      Loan purchases                                                             (11,352)         (3,027)
      Proceeds from sale of loans                                                    281
      Proceeds from sale of foreclosed real estate
        and repossessed assets                                                        50              82
      Proceeds from sale of other assets                                              72
      Property and equipment expenditures                                            (92)           (140)
                                                                                 -------         -------
         Net cash from investing activities                                       (7,252)         (8,272)
                                                                                 -------         -------


 -------------------------------------------------------------------------------
                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                              (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                   Six months ended
                                                                                        June 30,
                                                                                  1997           1996
                                                                                  ----           ----

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in deposits                                                     2,134           1,897
      Proceeds from FHLB advances                                                 13,250           1,000
      Repayments of FHLB advances                                                 (8,511)         (1,632)
      Net change in official checks                                                 (193)              2
      Net decrease in advances from
        borrowers for taxes and insurance                                            (17)             (9)
      Purchase of treasury shares                                                   (573)           (436)
      Issuance of common shares for
        exercise of stock options                                                     39
      Cash dividends paid                                                            (79)            (64)
                                                                                 -------         -------
         Net cash from financing activities                                        6,050             758
                                                                                 -------         -------
Net change in cash and cash equivalents                                             (761)         (7,439)
Cash and cash equivalents at beginning of year                                     4,585          11,230
                                                                                 -------         -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $ 3,824         $ 3,791
                                                                                 =======         =======
Supplemental disclosures of cash flow information
   Cash paid during the year for:
         Interest                                                                $ 3,302         $ 2,189
         Income taxes                                                                105              96

      Noncash transactions
         Transfer from loans to foreclosed real estate and
           repossessed assets                                                                         23


 -------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Potters Financial Corporation ("PFC") is a unitary savings and loan holding company headquartered in East Liverpool, Ohio. PFC is the sole shareholder of The Potters Savings and Loan Company ("Potters"), also headquartered in East Liverpool, Ohio.

The accompanying consolidated financial statements include the accounts of PFC and Potters. All significant intercompany transactions and balances have been eliminated in consolidation. These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at June 30, 1997, and its results of operations and statements of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of PFC and notes thereto included in the 1996 Annual Report.

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

Earnings per share was calculated on the basis of the weighted average number of shares outstanding during the period. Such weighted average shares were 487,250 for the second quarter of 1997 and 492,898 for the six months ended June 30, 1997. Weighted average shares were 527,247 for the second quarter of 1996 and 530,028 for the six months ended June 30, 1996.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

NOTE 2 - SECURITIES

At June 30, 1997, the amortized cost and estimated fair value of securities are as follows:

                                                                     Gross            Gross           Estimated
                                                 Amortized        Unrealized       Unrealized           Fair
                                                   Cost              Gains           Losses             Value
                                                   ----              -----           ------             -----
                                                                     (Dollars in thousands)
Securities available for sale:
       U.S. Treasury and U.S.
        Government agencies                        $ 7,990             $                $(137)         $ 7,853
        Mutual funds                                 1,034                                (11)           1,023
                                                   -------             ----             -----          -------
                                                   $ 9,024             $                $(148)         $ 8,876
                                                   =======             ====             =====          =======
Securities held to maturity:
        U.S. Treasury and U.S.
          Government agencies                      $ 6,860             $  6             $ (51)         $ 6,815
        Obligations of states and
          political subdivisions                       176               33                                209
        Other securities                               743               16                                759
        Agency issued mortgage-
         backed securities                          22,306               83              (358)          22,031
                                                   -------             ----             -----          -------
                                                   $30,085             $138             $(409)         $29,814
                                                   =======             ====             =====          =======

 -------------------------------------------------------------------------------
                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at June 30,1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Available for Sale              Held to Maturity
                                                        ------------------              ----------------
                                                       Amortized      Estimated      Amortized       Estimated
                                                          Cost        Fair Value        Cost         Fair Value
                                                          ----        ----------        ----         ----------
                                                                       (Dollars in thousands)
        Due in one year or less                                                       $ 2,010        $ 2,001
        Due after one year through five years           $5,996         $5,908           2,068          2,066
        Due after five years through ten years           1,994          1,945           2,282          2,267
        Due after ten years                                                             1,419          1,449
        Agency issued mortgage-
         backed securities                                                             22,306         22,031
                                                        ------         ------         -------        -------
                                                        $7,990         $7,853         $30,085        $29,814
                                                        ======         ======         =======        =======

Available-for-sale securities totaling $2.0 million were sold during the second quarter of 1997 at a net loss of $14,000. The net unrealized holding loss on securities available for sale increased by $4,000 during 1997.

The carrying value of investment securities pledged as collateral for public funds amounted to $3.5 million at June 30, 1997.

At December 31, 1996, the amortized cost and estimated fair value of securities are as follows:

                                                                     Gross            Gross           Estimated
                                                 Amortized        Unrealized       Unrealized           Fair
                                                   Cost              Gains           Losses             Value
                                                   ----              -----           ------             -----
                                                                     (Dollars in thousands)
Securities available for sale:
        U.S. Treasury and U.S.
         Government agencies                       $ 9,988             $                $(135)         $ 9,853
        Mutual funds                                 1,034                                 (9)           1,025
                                                   -------             ----             -----          -------
                                                   $11,022             $                $(144)         $10,878
                                                   =======             ====             =====          =======


Securities held to maturity:
        U.S. Treasury and U.S.
          Government agencies                      $ 6,854             $  7             $ (74)         $ 6,787
        Obligations of states and
          political subdivisions                       175                7                                182
        Other securities                               866                6                                872
        Agency issued mortgage-
          backed securities                         24,018               82              (365)          23,735
                                                   -------             ----             -----          -------
                                                   $31,913             $102             $(439)         $31,576
                                                   =======             ====             =====          =======

 -------------------------------------------------------------------------------
                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized below:

                                                                                June 30,          December 31,
                                                                                  1997                1996
                                                                                  ----                ----
                                                                                   (Dollars in thousands)
Real estate loans
        One-to-four family residences                                            $59,499             $49,086
        Nonresidential property                                                    5,395               5,897
        Multifamily and other                                                      1,955               2,034
                                                                                 -------             -------
                                                                                  66,849              57,017
                                                                                 -------             -------
Consumer and other loans
        Home equity loans                                                          4,461               3,859
        Commercial loans and unsecured lines of credit                             1,486               1,316
        Mobile home loans                                                            772                 906
        Other                                                                      2,393               2,347
                                                                                 -------             -------
                                                                                   9,112               8,428
                                                                                 -------             -------

        Total loan principal balances                                             75,961              65,445
        Loans in process                                                            (109)               (466)
        Unearned interest and deferred fees, net                                     211                 101
        Allowance for loan losses                                                 (2,111)             (2,630)
                                                                                 -------             -------
                                                                                 $73,952             $62,450
                                                                                 =======             =======

Activity in the allowance for loan losses is as follows:

                                                                                      Six months ended
                                                                                          June 30,
                                                                                  ------------------------
                                                                                  1997                1996
                                                                                  ----                ----
                                                                                   (Dollars in thousands)
      Balance at beginning of year                                                $2,630              $2,240
      Provision for loan losses                                                     (485)                249
      Recoveries                                                                       9                  19
      Charge-offs                                                                    (43)               (412)
                                                                                  ------              ------
      Balance at end of year                                                      $2,111              $2,096
                                                                                  ======              ======

     Nonaccrual and renegotiated loans totaled $602,000 and $1.7 million at June 30, 1997 and December 31, 1996, respectively. Potters is not committed to lend additional funds to debtors whose loans have been modified.

Information regarding impaired loans is as follows:

                                                                                      Six months ended
                                                                                          June 30,
                                                                                  ------------------------
                                                                                  1997                1996
                                                                                  ----                ----
                                                                                   (Dollars in thousands)
Average investment in impaired loans                                              $365                $354
                                                                                  ----                ----

Interest income recognized on impaired loans
  including interest income recognized on a cash basis                            $  0                $ 14
                                                                                  ----                ----
Interest income recognized on impaired loans
  on a cash basis                                                                 $  0                $ 14
                                                                                  ====                ====

 ------------------------------------------------------------------------------
                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE (Continued)

Information regarding impaired loans, which are included in nonaccrual and renegotiated loans disclosed above, is as follows:

                                                                                June 30,          December 31,
                                                                                  1997                1996
                                                                                  ----                ----
                                                                                   (Dollars in thousands)
Balance of impaired loans                                                        $ 365               $ 365
Less portion for which no allowance for
  loan losses is allocated                                                        (365)               (365)
                                                                                 -----               -----
Portion of impaired loan balance for which an
  allowance for loan losses is allocated                                         $   0               $   0
                                                                                 =====               =====
Portion of allowance for loan losses allocated
  to the impaired loan balance                                                   $   0               $   0
                                                                                 =====               =====


NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances are as follows:

                                                                                June 30,          December 31,
                                                                                  1997                1996
                                                                                  ----                ----
                                                                                   (Dollars in thousands)
Variable-rate Cash Management Advance with monthly interest payments:
     5.75% advance due September 22, 1997                                         $1,200

Variable-rate advances with monthly interest payments:
     5.90% advance due April 29, 1998                                              1,300

Fixed-rate advances with monthly interest payments:
    5.80% advance due May 28, 1997                                                                    $3,830
    6.30% advance due June 24, 1998                                                2,000
    5.67% advance due November 27, 1998                                              750                 750
    6.50% advance due June 26, 1999                                                2,700
    6.50% advance due June 27, 2000                                                1,500

Fixed-rate advances with monthly principal and interest payments:
    6.05% advance due August 14, 1998                                                233                 333
    5.85% advance due September 1, 1999                                              141                 172
                                                                                  ------              ------
                                                                                  $9,824              $5,085
                                                                                  ======              ======

FHLB advances obtained through the Community Investment Program are amortizing loans requiring monthly principal payments. As of June 30, 1997, the aggregate future minimum annual principal payments on FHLB advances were $1.3 million in 1997, $4.2 million in 1998, $2.8 million in 1999 and $1.5 million in 2000. As of June 30, 1997, the Company was approved to borrow a total of $5.5 million in cash management advances. FHLB advances are collateralized by all shares of FHLB stock owned by Potters and by 100% of its qualified real estate loan portfolio.

 -------------------------------------------------------------------------------
                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)
--------------------------------------------------------------------------------

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

Loan Commitments

As of June 30, 1997, Potters had commitments to make loans (at market rates) and unused lines of credit approximating $4.5 million, of which $46,000 carry a fixed rate of 8.50%, and $4.5 million carry adjustable rates. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK

Most of Potters' current business activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. At June 30, 1997, the loan portfolio included approximately $20.8 million of purchased one-to-four family real estate loans, $18.1 million on properties located in northwestern Ohio and $2.6 million on properties in southwestern Ohio. As of June 30, 1997, the loan portfolio also included approximately $3.5 million in nonresidential real estate loans secured by property located primarily in the State of Colorado.

 -------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Potters Financial Corporation, a unitary thrift holding company ("PFC"), owns all of the outstanding shares of The Potters Savings and Loan Company ("Potters"), a savings and loan institution. In the following pages, management presents an analysis of PFC's financial condition as of June 30, 1997 and December 31, 1996, and the results of operations for the three and six months ended June 30, 1997, as compared to the same periods in the prior year. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Potters' general market area. See Exhibit 99, which is incorporated herein by reference.

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

RESULTS OF OPERATIONS

PFC recorded net income of $301,000, or $.62 per common share, for the three months ended June 30, 1997, compared to $103,000, or $.20 per share, for the comparable period during 1996. The increase in net income resulted in annualized returns on average assets and average shareholders' equity of 1.01% and 11.31%, respectively, for the three months ended June 30, 1997, compared to
 .36% and 3.76%, respectively, for the comparable period during 1996.

Net income for the six months ended June 30, 1997 was $739,000, or $1.50 per common share, compared to net income of $113,000, or $.22 per share, for the six months ended June 30, 1996. Annualized returns on average assets and average shareholders' equity of 1.26% and 13.71%, respectively, for the six months ended June 30, 1997, compared favorably to .21% and 2.11%, respectively, for the comparable period during 1996.

Contributing to the increase in net income for the second quarter of 1997 was a negative provision for loan losses of $135,000 less a $60,000 loss on the sale of loans, both of which related to the sale of a nonperforming loan. In addition, the property housing Potters' East End Office, which ceased operations on March 31, 1997, and a residential property adjacent to another of Potters' offices were sold during the second quarter of 1997, generating total gains of $53,000. Such nonrecurring items had an after tax positive impact of $85,000 on second quarter 1997 earnings. Excluding the nonrecurring items, net income for the second quarter of 1997 was $217,000, more than double net income for the comparable period during 1996. During the second quarter of 1997, net interest income increased 4.4% and noninterest income increased 26.3%, while noninterest expense decreased 8.0%, compared to the same period in 1996.

Contributing to the increase in net income for the six months ended June 30, 1997 were negative provisions for loan losses to remove excess allowances for loan losses. In January 1997, a $756,000 nonperforming loan located in Colorado was repaid and in June 1997, a $341,000 nonperforming Colorado loan was sold at a loss of $60,000. Through the removal of the allowances specifically allocated to the loans, the portion of the allowance for loan losses not allocated to any specific loan or group of loans increased by over $485,000. In addition to management's ongoing review of all loans with respect to the adequacy of the allowance for loan losses, a periodic analysis of the percentages allocated to various types of real estate, consumer and commercial loans is conducted. Because of the decline in nonperforming loans and the change in the risk profile of Potters' loan portfolio, and primarily because of the payoff and sale of two Colorado nonresidential real estate loans, a negative provision for loan losses of $485,000 was recorded during the first six months of 1997 to remove excess allowances for loan losses. The provision had a $320,000 after tax positive impact on 1997 earnings. At June 30, 1997, nonperforming loans totaled $602,000, or .50% of total assets, compared to $2.7 million, or 2.33% of assets, at June 30, 1996, a decrease of 77.4%. The unallocated allowance for loan losses has increased from $960,000 at June 30, 1996 to more than $1.4 million at June 30, 1997. In addition, the allowance for loan losses totaled $2.1 million at both June 30, 1997 and 1996, but such allowance represented 350.7% of nonperforming loans at June 30, 1997, compared to 78.8% at June 30, 1996.

The $79,000, or 4.3%, increase in net interest income during 1997 compared to the same period in 1996 has resulted from the continued restructuring of the balance sheet in accordance with Potters' strategic initiatives. Funds from loan and security repayments, sales of securities available for sale, deposit inflows and Federal Home Loan Bank ("FHLB") advances were used to originate and purchase one-to-four family real estate loans. Loans receivable increased from $51.3 million at June 30, 1996, to $62.5 million at December 31, 1996 and to $74.0 million at June 30, 1997, representing increases of 44.2% from June 30, 1996 and 18.4% from year-end 1996.

The addition of a third automated teller machine ("ATM") in the Penn Sparkle Market for the convenience of East End customers and the introduction of a VISA Check Card program have contributed to the 22.7% increase in noninterest income during 1997. Lower Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums and compensation costs are primarily responsible for the 5.9% reduction in noninterest expense during 1997, somewhat offset by increased occupancy and equipment costs and professional fees due to the utilization of upgraded technology and the outsourcing of portions of the internal audit and compliance functions. Somewhat offsetting these positive variances was a $303,000 increase in income taxes in 1997 due to the $929,000 increase in net income before income taxes.

Earnings for the first six months of 1996 were negatively affected by an additional provision for loan losses of $188,500 relating to the writedown of the Bennett equipment lease credits by 50% upon learning of Bennett's bankruptcy filing and investigation by the Securities and Exchange Commission for alleged securities fraud. The Court has since ruled that the manner in which the lease credits were structured and recorded was sufficient to perfect Potters' position in the lease credits as a secured creditor. Further, in January 1997, the bankruptcy Trustee extended various settlement options to all financial institutions involved in the case. After careful consideration, Potters' Board of Directors agreed to accept one of the settlement options. On February 27, 1997, the motions for settlement were heard and approved by the Court, subject to the approval of final settlement documents by Potters' Board of Directors. Attorneys continue to work on finalizing the documents. While the amount Potters will receive is uncertain under the terms of the settlement offer and depends upon events outside Potters' control, and no assurances can be given that additional losses will not be incurred or that additional provisions will not be required, no additional losses are anticipated on the Bennett lease credits.

The allowance for loan losses at June 30, 1997 was $2.1 million, representing a decline of $519,000 from $2.6 million at December 31, 1996 primarily from the negative provision of $485,000 during 1997. During 1997, net loan charge-offs totaled $34,000, compared to $393,000 for the first six months of 1996. Due to the current level of unallocated allowances, no provision for loan losses is planned for the remainder of 1997, although no assurances can be given that provisions will not be made during that time if circumstances change, such as increases in the loan portfolio, changes in the economy or increases in nonperforming loans. The provision for loan losses during the first six months of 1996 totaled $249,000, relating primarily to the Bennett credits.

Nonperforming loans of $602,000 at June 30, 1997 represented decreases of $1.1 million from the $1.7 million level at December 31, 1996, and $2.1 million from a level of $2.7 million at June 30, 1996. The decrease, despite the inclusion of the Bennett credits, resulted primarily from payoffs and the loan sale in the Colorado portfolio. The allowance for loan losses increased from 78.8% of nonperforming loans at June 30, 1996, to 152.5% at December 31, 1996 and to 350.7% at June 30, 1997. Impaired loans totaled $365,000 at December 31, 1996 and June 30, 1997, and consisted solely of the Bennett credits.

Interest income increased $112,000 and $131,000 for the three and six months ended June 30, 1997, compared to the same periods for 1996. The overall increase in interest income was primarily attributable to the change in the composition of interest-earning assets. Interest income on loans increased $364,000, or 33.5%, from the second quarter of 1996 to the second quarter of 1997, while interest on securities and other investments declined $252,000, or 27.5%, during the same period. Loan interest income increased $594,000 during the first six months of 1997 compared to 1996 while interest on securities and other investments declined by $463,000 during the same period. The shifting of funds from securities and other investments into loans occurred throughout 1996, continued during the first half of 1997 and should continue into the future as Potters' strategic initiatives are executed, although no assurances can be provided that loan demand will continue. Loan originations are affected by many circumstances and events, including interest rates nationally and locally, competition and other changes in the national and local economy. Yields on interest-earning assets increased by 11 basis points, from 7.38% for the first six months of 1996 to 7.49% for the same period during 1997. Although the yield on loans actually decreased between the two years, more of Potters' assets were placed into loans which yield significantly higher than securities and other investments.

Interest expense decreased $71,000 and $52,000 for the three and six months ended June 30, 1997 compared to the same period during 1996. The decrease was primarily attributable to a decline in the average balances and yields on deposit accounts and a decrease in the yield on FHLB advances from the first half of 1996 to the first half of 1997. The increased use of FHLB advances during 1997 compared to 1996 had somewhat of a negative impact on interest expense because such instruments generally bear higher interest rates than deposits. The cost of funds decreased marginally, from 4.30% for the six months ended June 30, 1996 to 4.28% for the comparable period in 1997.

The increase in the yield on interest-earning assets and the decline in the cost of funds resulted in a widening of the interest rate spread from 3.07% during the first six months of 1996 to 3.21% for the same period in 1997 and an increase in net interest income of $41,000 and $79,000 during the three and six months ended June 30, 1997, respectively, compared to net interest income during the same period in 1996.

Noninterest income increased $15,000 and $27,000 for the three and six months ended June 30, 1997, respectively, compared to the respective periods in 1996. The increase during 1997 compared to 1996 resulted primarily from increased service charges on deposit accounts, ATM and other customer fees from the development and implementation of new products and services. Depressing noninterest income during 1997 were losses of $14,000 on the sale of available-for-sale securities and a $60,000 loss on the sale of a nonperforming loan. Also included in 1997 noninterest income were $53,000 in gains on the sale of Potters' East End Office property and a residential property owned by Potters. Excluding such gains and losses, noninterest income increased 40.3% during 1997 compared to 1996.

Noninterest expense decreased $62,000 and $89,000 for the three and six months ended June 30, 1997, respectively, compared to the same period in 1996. Due to the recapitalization of the Savings Association Insurance Fund, deposit insurance premiums during the first half of 1997 declined $96,000 from the first half of 1996. Included in 1997 noninterest expense was a $50,000 gain on the sale of foreclosed real estate in Colorado. Compensation and benefits expense decreased $33,000, or 4.9%, between 1996 and 1997, while occupancy and equipment expense increased due to the utilization of upgraded technology. Professional fees increased significantly during 1997 from the settlement of the Bennett lease credits and from Potters' decision to outsource part of its internal audit and compliance functions. Such an arrangement should contain future audit and compliance costs while allowing management to concentrate on implementing Potters' strategic initiatives.

As part of management's ongoing process to contain costs, branch operations at Potters' East End Office were terminated on March 31, 1997. An ATM has been installed in an East End grocery store in order to utilize technology to accommodate more customers in the East End. Potters has continued its commitment to provide its employees with the training and technology they need to help Potters achieve its strategic initiatives.Throughout 1997 training efforts will continue to reflect this philosophy.

FINANCIAL CONDITION

PFC's assets at June 30, 1997 increased $7.0 million, or 6.1%, to $121.2 million compared to $114.2 million at December 31, 1996. Potters continued to restructure its balance sheet during 1997 in accordance with its strategic focus and long-term goals of increasing interest income and the interest rate spread. During 1997, funds from loan and security repayments, deposit inflows and FHLB advances were utilized to originate loans and purchase one-to-four family real estate loans.

Cash and cash equivalents decreased $761,000, from $4.6 million at December 31, 1996 to $3.8 million at June 30, 1997.

Securities available for sale decreased $2.0 million, to $8.9 million at June 30, 1997, compared to $10.9 million at December 31, 1996. Sales of $2.0 million in securities available for sale resulted in losses of $14,000 during 1997. Securities designated as available for sale are carried at their fair values, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale increased from $144,000 at year-end 1996 to $149,000 at June 30, 1997 due to a general rise in interest rates during the first quarter of 1997 which reversed somewhat during the second quarter. The effect on equity, representing unrealized losses, net of tax, on securities available for sale, increased from $94,000 at December 31, 1996 to $174,000 at March 31, 1997 and then declined to $98,000 at June 30, 1997.

At June 30, 1997, the held-to-maturity securities portfolio totaled $30.1 million and consisted of agency issued mortgage-backed securities totaling $22.3 million and $7.8 million of other securities, primarily U.S. Government agency securities. Repayments on such securities, totaling $1.8 million during 1997, were used to fund loan growth.

Net loans receivable increased $11.5 million, from $62.5 million at December 31, 1996, to $74.0 million at June 30, 1997. Loan purchases and local loan originations during 1997 resulted in a net increase of $10.4 million, or 21.2%, in one-to-four family real estate loans. Consumer and other loans also increased $684,000, or 8.1%, during 1997, primarily from increased home equity lines of credit. Loan purchases totaled $11.4 million of adjustable-rate real estate loans during 1997 on properties located in northwestern and southwestern Ohio. The adjustable-rate features of the loan purchases continued management's asset/liability strategy of controlling exposure to interest rate risk.

Total deposits increased $2.1 million during the first six months of 1997, from $97.3 million at December 31, 1996 to $99.4 million at June 30, 1997. Inflows occurred primarily in certificates of deposit. Potters has aggressively priced selected certificates of deposit with maturities exceeding one year in an attempt to maintain deposit levels despite strong competition for certificates of deposit in the local area. The Asset and Liability Management Committee continues to focus on strategies for reduced interest rate risk and responsible deposit management.

FHLB advances totaled $9.8 million at June 30, 1997, compared to $5.1 million at December 31, 1996. Advances totaling $13.3 million received during the first six months of 1997 were used to fund loan purchases and for cash management purposes. The maturity of several advances used to fund loan purchases were matched to selected securities maturing within the next two years. Repayments totaling $8.5 million occurred during 1997.

Despite net income of $739,000 for the six months ended June 30, 1997, shareholders' equity increased only $122,000 during 1997 due primarily to the repurchase of 28,956 PFC shares for $573,000 relating to a repurchase program announced in October 1996; an increase of $4,000 in the unrealized loss, net of income tax, on securities available for sale; and dividends paid of $79,000, or $.16 per share. The issuance of 3,956 common shares upon the exercise of stock options also contributed $39,000 to the increase in shareholders' equity during 1997.

LIQUIDITY AND CAPITAL RESOURCES

Potters' normal, recurring sources of funds are primarily customer deposits, securities available for sale, maturities, calls and repayments of securities held to maturity, loan repayments and other funds provided by operations. Potters has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

The most significant component of cash flows from investing activities during the first six months of 1997 were loan purchases of $11.4 million, somewhat offset by sales of $2.0 million available-for-sale securities and $1.8 million in repayments on held-to-maturity securities. Investing activities during the first six months of 1996 included the purchase of $14.8 million in securities available for sale, offset by $2.5 million in sales of such securities and $6.6 million in calls and maturities of both available-for-sale and held-to-maturity securities. Loan purchases during 1996 totaled $3.0 million, offset by a $1.3 million net decrease in loans.

Financing activities during the six months ended June 30, 1997 included net deposit inflows of $2.1 million and proceeds from FHLB advances of $13.2 million offset by advance repayments totaling $8.5 million. In addition, PFC purchased 28,956 PFC shares for a total of $573,000, of which 3,956 shares were purchased for a total of $86,000 during the second quarter of 1997. Deposit inflows of $1.9 million occurred during the first six months of 1996, while FHLB advance activity included proceeds of $1.0 million and repayments totaling $1.6 million.

Potters' average regulatory liquidity ratio for June 1997 was 10.63%. At June 30, 1997, Potters had commitments to originate loans of $124,000 and unused lines of credit totaling $4.4 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters' capital levels as of June 30, 1997 (dollars in thousands):

                                  Tangible                    Core                   Risk-based
                                   Capital                   Capital                   Capital
                              ---------------           ----------------          ----------------
                              Amount       %            Amount        %           Amount        %
                              ------      ---           ------       ---          ------       ---
Regulatory capital -
  computed                     $10,295    8.52           $10,295      8.52%       $11,032     19.16%
Minimum capital
  requirement                    1,812    1.50             3,625      3.00          4,606      8.00
                               -------    ----           -------      ----        -------     -----

Regulatory capital -
  excess                       $ 8,483    7.02%          $ 6,670      5.52%       $ 6,426     11.16%
                               =======    ====           =======      ====        =======     =====

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

Item 1.      Legal Proceedings.
               None.

Item 2.      Changes in Securities.
               None.

Item 3.      Defaults Upon Senior Securities.
               None.

Item 4.      Submission of Matters to a Vote of Security Holders.

               The Annual Meeting of Shareholders of Potters Financial Corporation was held on April 24, 1997. The matters presented to the Security Holders and the votes cast were as follows:

             1)  Election of Directors of Potters Financial Corporation

                   William L. Miller                 376,538      FOR
                                                       8,100      WITHHELD

                   Wm. Gaylord Billingsley           376,488      FOR
                                                       8,150      WITHHELD

                   Edward L. Baumgardner             376,538      FOR
                                                       8,100      WITHHELD

                   Suzanne B. Fitzgerald             376,538      FOR
                                                       8,100      WITHHELD

             2)  Ratification of Crowe Chizek as Auditors

                     383,938  FOR
                         100  AGAINST
                         600  ABSTAIN

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

     Exhibit 3.2  Code of Regulations of Potters                 Incorporated by reference to the 8-A.
         Financial Corporation

     Exhibit 10  Employment Contract with                        Included herewith.
         Anne S. Myers

     Exhibit 11  Statement re: computation of                    Incorporated by reference to Note 1
         per share earnings                                      to the Consolidated Financial
                                                                 Statements.

     Exhibit 27  Financial Data Schedule                         Included herewith.

     Exhibit 99  Safe Harbor Under the Private                   Included herewith.
         Securities Litigation Reform Act of 1995

               B.  Reports on Form 8-K - none.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   POTTERS FINANCIAL CORPORATION

Date: August 6, 1997               By: /s/ Edward L. Baumgardner
                                      --------------------------------
                                           Edward L. Baumgardner
                                           Duly Authorized Representative,
                                           President and Chief Executive Officer

                                   By: /s/ Anne S. Myers
                                      --------------------------------
                                           Anne S. Myers
                                           Principal Financial Officer and
                                           Principal Accounting Officer