Form 10QSB
period 1997-09-30
POTTERS FINANCIAL CORP
filed 1997-11-06
CIK 1010476

                               Page 1 of 21 pages

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 30, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT FOR THE TRANSITION PERIOD FROM              TO
                                            ------------    -----------

                         Commission file number: 0-27980

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


         Yes    X                  No
             -------                  -------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Shares, no par value        Outstanding at October 31, 1997
                                   482,326 Common Shares

Transitional Small Business Disclosure Format (check one):

         Yes                       No     X
             -------                  -------

                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1997

                         Part I - Financial Information

Item 1.  Financial Statements

         Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-QSB as referenced below:

                                                                                    Page
                                                                                    Number (s)
                                                                                    ----------
Consolidated Balance Sheets                                                             3

Consolidated Statements of Operations                                                   4

Consolidated Statements of Changes in Shareholders' Equity                              5

Consolidated Statements of Cash Flows                                                   6-7

Notes to Consolidated Financial Statements                                              8-12

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                              13-19

                           Part II - Other Information

Item 1.      Legal Proceedings                                                          20

Item 2.      Change in Securities                                                       20

Item 3.      Defaults Upon Senior Securities                                            20

Item 4.      Submission of Matters to a Vote of
             Security Holders                                                           20

Item 5.      Other Information                                                          20

Item 6.      Exhibits and Reports on Form 8-K                                           20

Signatures                                                                              21

                          POTTERS FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                             (Dollars in thousands)

----------------------------------------------------------------------------------------------
                                                                 September 30,    December 31,
                                                                     1997             1996
                                                                     ----             ----
ASSETS

      Cash and due from banks                                      $  4,243         $  4,376
      Interest-bearing deposits with Federal Home Loan Bank             204               51
      Federal funds sold and cash management account                      6              158
                                                                   --------         --------
         Cash and cash equivalents                                    4,453            4,585
      Securities available for sale,
        at estimated fair value (Note 2)                              7,931           10,878
      Securities held to maturity (estimated
        fair value: September 30, 1997 - $28,543;
        December 31, 1996 - $31,576) (Note 2)                        28,649           31,913
      Federal Home Loan Bank stock                                      844              822
      Loans receivable, net (Note 3)                                 77,468           62,450
      Premises and equipment, net                                     1,712            1,738
      Other assets                                                    1,659            1,786
                                                                   --------         --------

         Total assets                                              $122,716         $114,172
                                                                   ========         ========

LIABILITIES

      Deposits                                                     $100,857         $ 97,283
      Federal Home Loan Bank advances (Note 4)                        9,858            5,085
      Accrued expenses and other liabilities                          1,189            1,228
                                                                   --------         --------

         Total liabilities                                          111,904          103,596
                                                                   --------         --------

Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY

      Common shares, no par value
        Authorized: 10,000,000 shares;
         Issued:  546,922 shares in 1997 and
         538,470 shares in 1996
      Paid-in capital                                                 4,964            4,880
      Treasury shares (64,596 shares in 1997
         and 26,640 shares in 1996, at cost)                         (1,227)            (436)
      Unearned compensation on
        recognition and retention plan                                 (100)            (100)
      Unrealized loss on investment
        securities available for sale, net of tax                       (40)             (94)
      Retained earnings, substantially restricted                     7,215            6,326
                                                                   --------         --------
         Total shareholders' equity                                  10,812           10,576
                                                                   --------         --------

         Total liabilities and shareholders' equity                $122,716         $114,172
                                                                   ========         ========

----------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                  (Dollars in thousands, except per share data)

----------------------------------------------------------------------------------------------
                                           Three months ended             Nine months ended
                                              September 30,                 September 30,
                                           ------------------             -----------------
                                           1997           1996           1997           1996
                                           ----           ----           ----           ----
INTEREST INCOME

      Loans                               $1,574         $1,096         $4,367         $3,295
      Securities                             600            975          1,921          2,676
      Other interest income                   19             15             53            132
                                          ------         ------         ------         ------
         Total interest income             2,193          2,086          6,341          6,103
                                          ------         ------         ------         ------

INTEREST EXPENSE

      Interest on deposits                 1,057          1,050          3,092          3,168
      Other interest expense                 137            130            334            192
                                          ------         ------         ------         ------
         Total interest expense            1,194          1,180          3,426          3,360
                                          ------         ------         ------         ------

NET INTEREST INCOME                          999            906          2,915          2,743

Provision for loan losses (Note 3)                                        (485)           249
                                          ------         ------         ------         ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                  999            906          3,400          2,494

NONINTEREST INCOME

Loan and security losses                      (7)            (4)           (81)            (3)
Other noninterest income                     143             75            363            193
                                          ------         ------         ------         ------
         Total noninterest income            136             71            282            190
                                          ------         ------         ------         ------

NONINTEREST EXPENSE

Compensation and benefits                    344            368            979          1,036
Occupancy and equipment                       94             99            282            263
FDIC deposit insurance premiums               15            701             47            829
Other noninterest expense                    270            284            842            840
                                          ------         ------         ------         ------
         Total noninterest expense           723          1,452          2,150          2,968
                                          ------         ------         ------         ------

INCOME (LOSS) BEFORE INCOME TAX              412           (475)         1,532           (284)

Income tax expense                           138           (157)           519            (79)
                                          ------         ------         ------         ------

NET INCOME (LOSS)                         $  274         $ (318)        $1,013         $ (205)
                                          ======         ======         ======         ======

Earnings (loss) per share                 $ 0.56         $(0.63)        $ 2.06         $(0.39)
                                          ======         ======         ======         ======

----------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

---------------------------------------------------------------------------------
                                                           1997            1996
                                                           ----            ----
BALANCE - JANUARY 1                                      $10,576         $11,189

Net income for the nine months ended September 30          1,013            (205)

Issuance of 8,452 common shares for the exercise
 of stock options in 1997                                     84

Purchase of treasury shares (37,956 in 1997
 and 26,640 in 1996)                                        (791)           (436)

Cash dividends declared ($.25 per share in 1997
 and $.18 per share in 1996)                                (124)            (94)

Change in net unrealized loss on
 securities available for sale                                54            (153)
                                                         -------         -------

BALANCE - SEPTEMBER 30                                   $10,812         $10,301
                                                         =======         =======

---------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

-----------------------------------------------------------------------------------------
                                                                   Nine months ended
                                                                     September 30,
                                                                 1997             1996
                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                               $  1,013         $   (205)

      Adjustments to reconcile net income to net
         cash from operating activities
         Depreciation and amortization                              153              108
         Provision for loan losses                                 (485)             249
         Net investment amortization                                 36               51
         Net (gain) loss on sale of:
             Securities                                              21                4
             Loans                                                   60               (1)
             Foreclosed real estate and
               repossessed assets                                   (50)              14
             Other assets                                          (111)
         Stock dividend on FHLB stock                               (45)             (37)
         Change in other assets and liabilities                     404              330
                                                               --------         --------

                Net cash from operating activities                  996              513
                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Securities available for sale
         Proceeds from sales                                      3,012            3,494
         Proceeds from calls and maturities                                        3,296
         Purchases                                                               (23,856)
      Securities held to maturity
         Proceeds from repayments, calls and maturities           3,224            4,903
         Purchases                                                                  (984)
      Redemption of FHLB stock                                       23
      Purchase of FHLB stock                                                         (62)
      Net increase in loans                                        (184)            (153)
      Loan purchases                                            (14,833)          (6,822)
      Proceeds from sale of loans                                   281              513
      Proceeds from sale of foreclosed real estate
        and repossessed assets                                       50               88
      Proceeds from sale of other assets                            192
      Property and equipment expenditures                          (123)            (297)
                                                               --------         --------

         Net cash from investing activities                      (8,358)         (19,880)
                                                               --------         --------

-----------------------------------------------------------------------------------------

                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

-----------------------------------------------------------------------------------------
                                                                    Nine months ended
                                                                       September 30,
                                                                   1997            1996
                                                                   ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in deposits                          3,574            (743)
      Proceeds from FHLB advances                                 14,550          15,580
      Repayments of FHLB advances                                 (9,777)         (2,697)
      Net change in official checks                                 (215)           (320)
      Net decrease in advances from
        borrowers for taxes and insurance                            (71)            (80)
      Purchase of treasury shares                                   (791)           (436)
      Issuance of common shares for
        exercise of stock options                                     84
      Cash dividends paid                                           (124)            (94)
                                                                  ------         -------

         Net cash from financing activities                        7,230          11,210
                                                                  ------         -------

Net change in cash and cash equivalents                             (132)         (8,157)

Cash and cash equivalents at beginning of year                     4,585          11,230
                                                                  ------         -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $4,453         $ 3,073
                                                                  ======         =======


Supplemental disclosures of cash flow information
      Cash paid during the year for:
         Interest                                                 $3,454         $ 3,302
         Income taxes                                                106             116

      Noncash transactions
         Transfer from loans to foreclosed real estate and
           repossessed assets                                                         23

-----------------------------------------------------------------------------------------

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

The accompanying consolidated financial statements include the accounts of PFC and Potters. All significant intercompany transactions and balances have been eliminated in consolidation. These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at September 30, 1997, and its results of operations and statements of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of PFC and notes thereto included in the 1996 Annual Report.

Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was adopted in 1997. It revised the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. While the potential future impact will depend on the extent any assets are sold with servicing retained, management does not expect such impact to be material.

Earnings per share was calculated on the basis of the weighted average number of shares outstanding during the period. Such weighted average shares were 487,071 for the third quarter of 1997 and 490,934 for the nine months ended September 30, 1997. Weighted average shares were 506,169 for the third quarter of 1996 and 522,114 for the nine months ended September 30, 1996.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

NOTE 2 - SECURITIES

At September 30, 1997, the amortized cost and estimated fair value of securities are as follows:

                                                       Gross         Gross        Estimated
                                        Amortized    Unrealized    Unrealized       Fair
                                          Cost         Gains         Losses         Value
                                          ----         -----         ------         -----
                                                      (Dollars in thousands)
Securities available for sale:
       U.S. Treasury and U.S.
        Government agencies              $ 7,992        $  1         $ (62)        $ 7,931
                                         -------        ----         -----         -------

                                         $ 7,992        $  1         $ (62)        $ 7,931
                                         =======        ====         =====         =======
Securities held to maturity:
        U.S. Treasury and U.S.
          Government agencies            $ 6,363        $  7         $ (25)        $ 6,345
        Obligations of states and
          political subdivisions             176          23                           199
        Other securities                     734          19                           753
        Agency issued mortgage-
         backed securities                21,376         117          (247)         21,246
                                         -------        ----         -----         -------

                                         $28,649        $166         $(272)        $28,543
                                         =======        ====         =====         =======

--------------------------------------------------------------------------------
                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------
NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at September 30,1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Available for Sale            Held to Maturity
                                                       ------------------            ----------------
                                                    Amortized     Estimated      Amortized      Estimated
                                                       Cost       Fair Value        Cost        Fair Value
                                                       ----       ----------        ----        ----------
                                                                    (Dollars in thousands)
        Due in one year or less                                                   $ 2,503        $ 2,496
        Due after one year through five years         $7,492        $7,438          1,641          1,636
        Due after five years through ten years           500           493          2,445          2,458
        Due after ten years                                                           684            707
        Agency issued mortgage-
         backed securities                                                         21,376         21,246
                                                      ------        ------        -------        -------

                                                      $7,992        $7,931        $28,649        $28,543
                                                      ======        ======        =======        =======

Available-for-sale securities totaling $3.0 million were sold during the first nine months of 1997, resulting in losses of $21,000, while $3.5 million of such securities were sold during the comparable period in 1996, resulting in a $4,000 loss. The net unrealized holding loss on securities available for sale decreased by $54,000 during 1997.

The carrying value of investment securities pledged as collateral for public funds amounted to $6.0 million at September 30, 1997.

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
                                         =======        ====         =====         =======

--------------------------------------------------------------------------------
                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------
NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized below:

                                                     September 30,    December 31,
                                                         1997            1996
                                                         ----            ----
                                                         (Dollars in thousands)
Real estate loans
        One-to-four family residences                   $61,962         $49,086
        Nonresidential property                           5,883           5,897
        Multifamily and other                             1,922           2,034
                                                        -------         -------
                                                         69,767          57,017
                                                        -------         -------

Commercial loans                                          1,280             894
                                                        -------         -------
                                                          1,280             894
                                                        -------         -------

Consumer loans
        Home equity loans                                 4,951           3,859
        Unsecured loans and lines of credit               2,064           1,815
        Other                                             1,635           1,860
                                                        -------         -------
                                                          8,650           7,534
                                                        -------         -------

        Total loan principal balances                    79,697          65,445
        Loans in process                                   (354)           (466)
        Unearned interest and deferred fees, net            230             101
        Allowance for loan losses                        (2,105)         (2,630)
                                                        -------         -------

                                                        $77,468         $62,450
                                                        =======         =======

Activity in the allowance for loan losses is as follows:

                                                           Nine months ended
                                                             September 30,
                                                        -----------------------
                                                         1997            1996
                                                         ----            ----
                                                         (Dollars in thousands)
Balance at beginning of year                            $ 2,630         $ 2,240
Provision for loan losses                                  (485)            249
Recoveries                                                   19              28
Charge-offs                                                 (59)           (416)
                                                        -------         -------
Balance at end of year                                  $ 2,105         $ 2,101
                                                        =======         =======

Nonaccrual and renegotiated loans totaled $541,000 and $1.7 million at September 30, 1997 and December 31, 1996, respectively. Potters is not committed to lend additional funds to debtors whose loans have been modified.

Information regarding impaired loans is as follows:

                                                           Nine months ended
                                                             September 30,
                                                        -----------------------
                                                         1997            1996
                                                         ----            ----
                                                         (Dollars in thousands)
Average investment in impaired loans                    $   365         $   403
                                                        =======         =======

Interest income recognized on impaired loans
  including interest income recognized on a cash basis  $     0         $    23
                                                        =======         =======

Interest income recognized on impaired loans
  on a cash basis                                       $     0         $    23
                                                        =======         =======

--------------------------------------------------------------------------------
                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------
NOTE 3 - LOANS RECEIVABLE (Continued)

Information regarding impaired loans, which are included in nonaccrual and renegotiated loans disclosed above, is as follows:

                                                   September 30,    December 31,
                                                       1997             1996
                                                       ----             ----
                                                      (Dollars in thousands)
Balance of impaired loans                             $ 365            $ 547
Less portion for which no allowance for
  loan losses is allocated                             (365)            (547)
                                                      -----            -----

Portion of impaired loan balance for which an
  allowance for loan losses is allocated              $   0            $   0
                                                      =====            =====

Portion of allowance for loan losses allocated
  to the impaired loan balance                        $   0            $   0
                                                      =====            =====


NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances are as follows:

                                                               September 30,     December 31,
                                                                   1997              1996
                                                                   ----              ----
                                                                   (Dollars in thousands)
Variable-rate Cash Management Advance with
  monthly interest payments:
    6.90% advance due December 29, 1997                           $1,300

Variable-rate advances with monthly interest payments:
    5.90% advance due April 29, 1998                               1,300

Fixed-rate advances with monthly interest payments:
    5.80% advance due May 28, 1997                                                  $3,830
    6.30% advance due June 24, 1998                                2,000
    5.67% advance due November 27, 1998                              750               750
    6.50% advance due June 26, 1999                                2,700
    6.50% advance due June 27, 2000                                1,500

Fixed-rate advances with monthly principal and
  interest payments:
    6.05% advance due August 14, 1998                                183               333
    5.85% advance due September 1, 1999                              125               172
                                                                  ------            ------

                                                                  $9,858            $5,085
                                                                  ======            ======

FHLB advances obtained through the Community Investment Program are amortizing loans requiring monthly principal payments. As of September 30, 1997, the aggregate future minimum annual principal payments on FHLB advances were $1.4 million in 1997, $4.2 million in 1998, $2.7 million in 1999 and $1.5 million in 2000. As of September 30, 1997, the Company was approved to borrow an additional $4.2 million in cash management advances. FHLB advances are collateralized by all shares of FHLB stock owned by Potters and by 100% of its qualified real estate loan portfolio.

--------------------------------------------------------------------------------
                                   (Continued)

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

Loan Commitments
----------------

As of September 30, 1997, Potters had commitments to make loans (at market rates) and unused lines of credit approximating $4.7 million, of which $40,000 carry a fixed rate of 7.50%, and $4.7 million carry adjustable rates. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK

Most of Potters' current business activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. At September 30, 1997, the loan portfolio included approximately $22.1 million of purchased residential real estate loans, $18.4 million on properties located in northwestern Ohio and $3.7 million on properties in southwestern Ohio. As of September 30, 1997, the loan portfolio also included approximately $2.4 million in nonresidential real estate loans secured by property located in the State of Colorado.

--------------------------------------------------------------------------------
                                                                            12.

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations

GENERAL

Potters Financial Corporation, a unitary thrift holding company ("PFC"), owns all of the outstanding shares of The Potters Savings and Loan Company ("Potters"), a savings and loan institution. In the following pages, management presents an analysis of PFC's financial condition as of September 30, 1997 and December 31, 1996, and the results of operations for the three and nine months ended September 30, 1997, as compared to the same periods in the prior year. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Potters' general market area. See Exhibit 99, attached hereto, which is incorporated herein by reference.

Without limiting the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

1) Results of Operations - Management's belief that a portion of the amount charged-off in connection with the Bennett Funding Group Inc. ("Bennett") bankruptcy matter will be recovered.

     Management's statements regarding the amount and adequacy of the allowance for loan losses and future loan loss provisions.

     Statements regarding management's intent to continue the shifting of funds from securities and other investments into loans.

     Management's statement that the outsourcing of part of the internal audit and compliance functions should contain future audit and compliance costs.

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

RESULTS OF OPERATIONS

PFC recorded net income of $274,000, or $.56 per common share, for the three months ended September 30, 1997, compared to a loss of $318,000, or $.63 per share, for the comparable period during 1996. The increase in net income resulted in annualized returns on average assets and average shareholders' equity of .91% and 10.07%, respectively, for the three months ended September 30, 1997, compared to negative 1.06% and negative 12.06%, respectively, for the comparable period during 1996.

Net income for the nine months ended September 30, 1997 was $1.0 million, or $2.06 per common share, compared to a net loss of $205,000, or $.39 per share, for the nine months ended September 30, 1996. Annualized returns on average assets and average shareholders' equity of 1.14% and 12.28%, respectively, for the nine months ended September 30, 1997, compared favorably to negative .23% and negative 2.52%, respectively, for the comparable period during 1996.

The increase in net income during the third quarter of 1997 over the comparable period during 1996 was primarily attributable to a $643,000 Federal Deposit Insurance Corporation ("FDIC") special assessment during the third quarter of 1996, which had a $424,000, or $.84 per common share, net negative after tax impact on third quarter 1996 earnings. Third quarter 1997 earnings included a 10.3% increase in net interest income over the third quarter of 1996 as Potters continued to channel loan and security repayments and deposit growth into the origination and purchase of residential real estate loans on properties located in Ohio. The increase in noninterest income during the same time period was due primarily to growing fee income on Potters' products and services, and the recognition of a $56,000 deferred gain on the sale of a parcel of local real estate upon the payoff of the land contract connected with the sale.

Several nonrecurring items affected net income during 1997, some of which enhanced earnings. Contributing to the increase in net income for the nine months ended September 30, 1997, excluding the FDIC special assessment, were negative provisions for loan losses to remove excess allowances for loan losses. In January 1997, a $756,000 nonperforming loan located in Colorado was repaid and in June 1997, a $341,000 nonperforming Colorado loan was sold at a loss of $60,000. Through the removal of the allowances specifically allocated to the loans, the portion of the allowance for loan losses not allocated to any specific loan or group of loans increased by over $485,000. In addition to management's ongoing review of all loans with respect to the adequacy of the allowance for loan losses, a periodic analysis of the percentages allocated to various types of real estate, consumer and commercial loans is conducted. Because of the decline in nonperforming loans and the change in the risk profile of Potters' loan portfolio, and primarily because of the payoff and sale of two nonperforming Colorado nonresidential real estate loans, a negative provision for loan losses of $485,000 was recorded during 1997 to remove excess allowances for loan losses. The provision and the loss on the loan sale had a $281,000, or $.57 per share, after tax positive impact on 1997 earnings. At September 30, 1997, nonperforming loans totaled $541,000, or .45% of total assets, compared to $2.7 million, or 2.20% of assets, at September 30, 1996, a decrease of 80.3%. The unallocated allowance for loan losses has increased from $1.0 million at September 30, 1996 to more than $1.4 million at September 30, 1997. In addition, the allowance for loan losses totaled $2.1 million at both September 30, 1997 and 1996, but such allowance represented 389.1% of nonperforming loans at September 30, 1997, compared to 76.4% at September 30, 1996.

The property housing Potters' East End Office, which ceased operations on March 31, 1997, and a residential property adjacent to another of Potters' offices were sold during the second quarter of 1997, generating total gains of $53,000. Including the recognition of the $56,000 deferred profit on the land sale during the third quarter, such nonrecurring items had an after tax positive impact of $72,000, or $.15 per share, on 1997 year-to-date earnings.

The $172,000, or 6.3%, increase in net interest income during the first nine months of 1997 compared to the same period in 1996 has resulted from continued efforts to restructure the balance sheet. Funds from loan and security repayments, sales of securities available for sale, deposit inflows and Federal Home Loan Bank ("FHLB") advances were used to originate and purchase residential real estate loans. Loans receivable increased from $56.1 million at September 30, 1996, to $62.5 million at December 31, 1996 and to $77.5 million at September 30, 1997, representing increases of 38.1% from September 30, 1996 and 24.0% from year-end 1996.

Noninterest income during 1997 was affected by the $60,000 loss on the sale of a nonperforming loan and $21,000 of losses on sales of securities available for sale. Excluding $109,000 in nonrecurring gains on property sales, noninterest income from fees on products and services has increased 31.6% during the first nine months of 1997 compared to 1996. The addition of a third automated teller machine ("ATM") in an East End grocery store for the convenience of East End customers and the introduction of fee-based products, including a VISA Check Card program, have contributed to the increase. Lower FDIC deposit insurance premiums, compensation, advertising and data processing costs, somewhat offset by increased occupancy and equipment costs and professional fees due to the utilization of upgraded technology and the outsourcing of portions of the internal audit and compliance functions, were primarily responsible for the reduction in noninterest expense during 1997. Excluding the one-time FDIC assessment in 1996, noninterest expense decreased 7.5% during 1997 compared to 1996. Income taxes increased $598,000 in 1997 due primarily to the $1.2 million increase in net income before income taxes.

Earnings for the first nine months of 1996 were negatively affected by an additional provision for loan losses of $188,500 relating to the writedown of the Bennett Funding Group, Inc. equipment lease credits by 50% upon learning of its bankruptcy filing and an investigation by the Securities and Exchange Commission for alleged securities fraud. The Court has since ruled that the manner in which the lease credits were structured and recorded was sufficient to perfect Potters' position in the lease credits as a secured creditor. Further, in January 1997, the bankruptcy Trustee extended various settlement options to all financial institutions involved in the case. After careful consideration, Potters' Board of Directors agreed to accept one of the settlement options. Under the terms of the settlement agreement approved by the Court and Potters' Board of Directors, Potters can receive up to 72.5% of all payments collected by the court appointed Trustee on total lease outstandings of $741,796 on the date of the bankruptcy petition, less applicable servicing fees. While the total amount of repayment that Potters will receive under terms of the settlement agreement is uncertain, a partial recovery of the amount previously charged-off on the Bennett lease credits is anticipated.

The allowance for loan losses at September 30, 1997 was $2.1 million, representing a decline of $525,000 from $2.6 million at December 31, 1996, primarily due to negative provisions of $485,000 during 1997. During the first nine months of 1997, net loan charge-offs totaled $40,000, compared to $388,000 for the first nine months of 1996. Due to the current level of unallocated allowances, no provision for loan losses is planned for the remainder of 1997, although no assurances can be given that provisions will not be made during that time if circumstances change, such as increases in the loan portfolio, changes in the economy or increases in nonperforming loans. The provision for loan losses during the first nine months of 1996 totaled $249,000, relating primarily to the Bennett credits.

Nonperforming loans of $541,000 at September 30, 1997 represented decreases of $1.2 million from the $1.7 million level at December 31, 1996, and $2.2 million from a level of $2.7 million at September 30, 1996. The decrease, despite the inclusion of the Bennett credits, resulted primarily from payoffs and the loan sale in the Colorado portfolio. The allowance for loan losses increased from 76.4% of nonperforming loans at September 30, 1996, to 152.5% at December 31, 1996 and to 389.9% at September 30, 1997. Impaired loans totaled $365,000 at December 31, 1996 and September 30, 1997, and consisted solely of the Bennett credits.

Interest income increased $107,000 and $238,000 for the three and nine months ended September 30, 1997, compared to the same periods for 1996. The overall increase in interest income was primarily attributable to the change in the composition of interest-earning assets. Interest income on loans increased $478,000, or 43.6%, from the third quarter of 1996 to the third quarter of 1997, while interest on securities and other investments declined $371,000, or 37.5%, during the same period. Loan interest income increased $1.1 million during the first nine months of 1997 compared to 1996 while interest on securities and other investments declined by $834,000 during the same period. The shifting of funds from securities and other investments into loans occurred throughout 1996, continued during the first nine months of 1997 and should continue during the coming year as Potters' strategic initiatives are executed, although no assurances can be provided that loan demand will continue. Loan originations are affected by many circumstances and events, including interest rates nationally and locally, competition and other changes in the national and local economy. Yields on interest-earning assets increased by 21 basis points, from 7.34% for the first nine months of 1996 to 7.55% for the same period during 1997. Although the yield on loans actually decreased between the two years, more of Potters' assets were placed into loans which yield significantly higher than securities and other investments.

Interest expense increased $14,000 for the three months ended September 30, 1997 and $66,000 for the nine months ended September 30, 1997 compared to the same periods during 1996. The increases were primarily attributable to higher average balances and certificate of deposit yields during the third quarter and the first nine months of 1997 compared to the same periods in 1996. The increased use of FHLB advances during 1997 compared to 1996 had somewhat of a negative impact on interest expense because such instruments generally bear higher interest rates than deposits. The cost of funds increased marginally, from 4.31% for the nine months ended September 30, 1996 to 4.32% for the comparable period in 1997.

The yield on interest-earning assets increased twenty-one basis points, while the cost of funds increased one basis point, resulting in a widening of the interest rate spread from 3.03% during the first nine months of 1996, to 3.23% for the same period in 1997. Net interest income increased $93,000, or 10.3%, and $172,000, or 6.3%, during the three and nine months ended September 30, 1997, respectively, compared to net interest income during the same period in 1996.

Noninterest income increased $65,000 and $92,000 for the three and nine months ended September 30, 1997, respectively, compared to the respective periods in 1996. The increase during 1997 compared to 1996 resulted primarily from increased service charges on deposit accounts, ATM and other customer fees from the development and implementation of new products and services. Depressing noninterest income during 1997 were losses of $21,000 on the sale of available-for-sale securities and a $60,000 loss on the sale of a nonperforming loan. Also included in 1997 noninterest income were $53,000 in gains on the sale of Potters' East End Office property and a residential property owned by Potters, and the recognition of a $56,000 deferred gain on the sale of land upon repayment of the land contract. Excluding such gains and losses, noninterest income increased 33.7% during 1997 compared to 1996.

Excluding the one-time FDIC assessment, noninterest expense decreased $86,000 and $175,000 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. Due to the recapitalization of the Savings Association Insurance Fund, deposit insurance premiums during the first half of 1997 declined $139,000 from the first nine months of 1996. Included in 1997 noninterest expense was a $50,000 gain on the sale of foreclosed real estate in Colorado. Compensation and benefits expense decreased $57,000, or 5.5%, between 1996 and 1997, while occupancy and equipment expense increased due to the utilization of upgraded technology. Professional fees increased significantly during 1997 from legal fees associated with the settlement of the Bennett lease credits and from Potters' decision to outsource part of its internal audit and compliance functions.

As part of management's ongoing process to contain costs, branch operations at Potters' East End Office were terminated on March 31, 1997. An ATM has been installed in an East End grocery store in order to utilize technology to accommodate more customers in the East End. Potters has continued its commitment to provide its employees with the training and technology they need to help Potters achieve its strategic initiatives. Throughout 1997 training efforts will continue to reflect this philosophy.

FINANCIAL CONDITION

PFC's assets at September 30, 1997 increased $8.5 million, or 7.5%, to $122.7 million compared to $114.2 million at December 31, 1996. Potters continued to restructure its balance sheet during 1997 in accordance with its strategic focus and long-term goals of increasing interest income and the interest rate spread. During 1997, funds from loan and security repayments, deposit inflows and FHLB advances were utilized to originate loans and purchase one-to-four family real estate loans.

Securities available for sale decreased $2.9 million, to $7.9 million at September 30, 1997, compared to $10.9 million at December 31, 1996. Sales of $3.0 million in securities available for sale resulted in losses of $21,000 during 1997. Proceeds from the sales were used to fund loan originations and purchases during 1997. Securities designated as available for sale are carried at their fair values, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale decreased from $144,000 at year-end 1996 to $61,000 at September 30, 1997 due to a general rise in interest rates during the first quarter of 1997, which reversed during the second and third quarters. The effect on equity, representing unrealized losses, net of tax, on securities available for sale, increased from $94,000 at December 31, 1996 to $174,000 at March 31, 1997 and then declined to $98,000 at June 30, 1997 and subsequently to $40,000 at September 30, 1997.

At September 30, 1997, the held-to-maturity securities portfolio totaled $28.6 million and consisted of agency issued mortgage-backed securities totaling $21.4 million and $7.2 million of other securities, primarily U.S. Government agency securities. Repayments on such securities of $2.7 million and a call on a $500,000 agency security during 1997 were used to fund loan growth.

Net loans receivable increased $15.0 million, from $62.5 million at December 31, 1996, to $77.5 million at September 30, 1997. Loan purchases and local loan originations during 1997 resulted in a net increase of $12.9 million, or 26.2%, in one-to-four family real estate loans. Commercial and consumer loans also increased $1.5 million, or 17.8%, during 1997, primarily from increased home equity lines of credit. Loan purchases totaled $14.8 million of primarily adjustable-rate real estate loans during 1997 on properties located in northwestern and southwestern Ohio. The adjustable-rate features of the loan purchases continued management's asset/liability strategy of controlling exposure to interest rate risk. The Asset/Liability Management Committee has decided to assume a limited amount of increased interest rate risk by purchasing fixed-rate residential real estate loans for Potters' portfolio in order to enhance the yield on interest-earning assets. Potters has also developed a 30-year fixed-rate real estate product for origination, most of which will be sold in the secondary market.

Total deposits increased $3.6 million, or 3.7%, during the first nine months of 1997, from $97.3 million at December 31, 1996 to $100.9 million at September 30, 1997. Inflows occurred primarily in certificates of deposit. Potters has aggressively priced selected certificates of deposit with maturities exceeding one year in an attempt to maintain deposit levels despite strong competition for certificates of deposit in the local area. The Asset and Liability Management Committee continues to focus on strategies for reduced interest rate risk and responsible deposit management.

FHLB advances totaled $9.9 million at September 30, 1997, compared to $5.1 million at December 31, 1996. Advances totaling $14.6 million received during the first nine months of 1997 were used to fund loan purchases and for cash management purposes. The maturity of several advances used to fund loan purchases were matched to selected securities maturing within the next three years. Advance repayments totaled $9.8 million during 1997.

Despite net income of $1.0 million for the nine months ended September 30, 1997, shareholders' equity increased only $236,000 during 1997 due primarily to the repurchase of 37,956 PFC shares for $791,000 relating to a repurchase program announced in October 1996 and dividends paid of $124,000, or $.25 per share. The issuance of 8,452 common shares upon the exercise of stock options contributed $84,000 and a decrease in the unrealized loss, net of income tax, on securities available for sale contributed $54,000 to the increase in shareholders' equity during 1997.

LIQUIDITY AND CAPITAL RESOURCES

Potters' normal, recurring sources of funds are primarily customer deposits, securities available for sale, maturities, calls and repayments of securities held to maturity, loan repayments and other funds provided by operations. Potters has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

The most significant components of cash flows from investing activities during the first nine months of 1997 were loan purchases of $14.8 million, somewhat offset by sales of $3.0 million available-for-sale securities and $2.7 million in repayments and a call of $500,000 on held-to-maturity securities. Investing activities during the first nine months of 1996 included the purchase of $23.9 million in securities available for sale, offset by $3.5 million in sales of such securities and $8.2 million in calls and maturities of both available-for-sale and held-to-maturity securities. Loan purchases during 1996 totaled $6.8 million.

Financing activities during the nine months ended September 30, 1997 included net deposit inflows of $3.6 million and proceeds from FHLB advances of $14.6 million offset by advance repayments totaling $9.8 million. In addition, PFC purchased 37,956 PFC shares for a total of $791,000, of which 9,000 shares were purchased for a total of $218,000 during the third quarter of 1997. Deposit outflows of $743,000 occurred during the first nine months of 1996, while FHLB advance activity included proceeds of $15.6 million and repayments totaling $2.7 million.

Potters' average regulatory liquidity ratio for September 1997 was 13.27%. At September 30, 1997, Potters had commitments to originate loans of $231,000 and unused lines of credit totaling $4.5 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters' capital levels as of September 30, 1997 (dollars in thousands):

                                Tangible                   Core                     Risk-based
                                Capital                   Capital                     Capital
                            ---------------           ----------------          ------------------
                            Amount       %            Amount        %            Amount        %
                            ------       -            ------        -            ------        -
Regulatory capital -
  computed                  $9,708     7.98%          $9,708      7.98%         $10,467      17.63%
Minimum capital
  requirement                1,824     1.50            3,648      3.00            4,750       8.00
                            ------     ----           ------      ----          -------      -----

Regulatory capital -
  excess                    $7,884     6.48%          $6,060      4.98%         $ 5,717       9.63%
                            ======     ====           ======      ====          =======      =====

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

Item 1.      Legal Proceedings.
               None.

Item 2.      Changes in Securities.
               None.

Item 3.      Defaults Upon Senior Securities.
               None.

Item 4.      Submission of Matters to a Vote of Security Holders.
               None.

Item 5.      Other Information.
               On November 4, 1997, Potters Financial Corporation
               ("PFC") announced that its Board of Directors declared a stock dividend in the nature of a two-for-one stock split. Each shareholder of record on November 17, 1997 will receive one share of PFC for each share of PFC held on such date. The dividend will be paid on December 1, 1997.

Item 6.      Exhibits and Reports on Form 8-K.
               A.  Exhibits

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

                                 POTTERS FINANCIAL CORPORATION

Date:  November 6, 1997          By: /s/ Edward L. Baumgardner
                                        --------------------------------------
                                         Edward L. Baumgardner
                                         Duly Authorized Representative,
                                         President and Chief Executive Officer

                                 By: /s/ Anne S. Myers
                                        --------------------------------------
                                         Anne S. Myers
                                         Principal Financial Officer and
                                         Principal Accounting Officer