Form 10KSB
period 1997-12-31
POTTERS FINANCIAL CORP
filed 1998-03-13
CIK 1010476

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
          [  X  ]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT  OF 1934 [No Fee Required]

For the Fiscal Year Ended December 31, 1997

          [     ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from __________ to __________

                         Commission file number: 0-27980

                          POTTERS FINANCIAL CORPORATION
                          -----------------------------
                 (Name of small business issuer in its charter)

            OHIO                                                34-1817924
--------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                    519 Broadway, East Liverpool, Ohio 43920
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (330) 385-0770
                                               --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                                      ----

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                           Common Shares, no par value
                           ---------------------------
                                (Title of Class)

            Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes_X__ No____.

            Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            The issuer's revenues for the fiscal year ended December 31, 1997, totaled $8,939,000.

            Based upon information regarding the last sales price provided by The Nasdaq Stock Market, the aggregate market value of the voting stock held by non-affiliates of the Registrant on February 27, 1998, was $14,770,847.

                     As of February 27, 1998, 976,436 of the
               issuer's common shares were issued and outstanding.

                         Index to Exhibits is on page 36

                       DOCUMENTS INCORPORATED BY REFERENCE


         The following sections of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of Potters Financial Corporation (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB:

           1. PROPOSAL ONE - ELECTION OF DIRECTORS;

           2. EXECUTIVE OFFICERS;

           3. Compensation of Directors and Executive Officers;

           4. Voting Securities and Ownership of Certain Beneficial Owners and Management; and

           5. Section 16(a) Beneficial Ownership Reporting Compliance.


                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

Potters Financial Corporation ("PFC") is a unitary savings and loan holding company incorporated under the laws of the State of Ohio. PFC is the sole shareholder of The Potters Savings and Loan Company ("Potters" or the "Company"), a savings and loan association incorporated in 1889 under the laws of the State of Ohio. On March 11, 1996, PFC acquired all of the common shares of Potters in a holding company reorganization. Both entities are headquartered at 519 Broadway in East Liverpool, Ohio.

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

Congress is considering the elimination of the federal thrift charter and separate federal regulation of thrifts. Pursuant to such legislation, Congress may eliminate the OTS and Potters may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Potters may engage and would probably subject Potters to more regulation by the FDIC. In addition, PFC may become subject to more restrictive holding company requirements, including activity limits and capital requirements. PFC cannot predict when or whether Congress may actually pass such legislation or whether such legislation will actually change the regulation and permissible activities of PFC. Although such legislation may change the activities in which PFC may engage, it is not anticipated that its current activities will be materially affected by those activity limits.

Potters provides financial products and services to the East Liverpool, Ohio area through its three branch offices. Potters completed its conversion from a state chartered mutual savings and loan association to a state chartered stock savings and loan association (the "Conversion") on December 30, 1993. Potters is principally engaged in the business of originating real estate loans secured by first mortgages for the purchase, construction or improvement of one-to-four family residences and accepting demand, savings and time deposits. Potters also originates loans secured by multifamily and nonresidential real estate, home equity lines of credit and various types of commercial and consumer loans. In addition to originating loans, Potters also purchases one-to-four family real estate loans within the State of Ohio and invests in U.S. Government and agency obligations, mortgage-backed securities, interest-bearing deposits in other financial institutions and other securities. See "Lending Activities". Funds for lending and other investment activities are obtained primarily from deposits, loan and security repayments, sales of securities available for sale and FHLB advances. At December 31, 1997, Potters employed a total of 45 individuals and had 38 full-time employees.

Potters' income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on deposits and borrowings and operating expenses. The primary component of its net income is its net interest income, which is the difference between interest income from loans and securities and interest expense on deposits and borrowings. The interest income and interest expense of Potters change as the interest rates on mortgages, securities and other assets and on deposits and other liabilities change. Interest rates may change because of general economic conditions, the policies of various regulatory authorities and other factors beyond Potters' control. The interest rates on specific assets and liabilities of Potters will change or "reprice" in accordance with the contractual terms of the asset or liability instrument and in accordance with customer reaction to general economic trends. In a rising interest rate environment, loans tend to prepay slowly and new loans at higher rates increase slowly, while interest paid on deposits increases rapidly because the terms to maturity of deposits tend to be shorter than the terms to maturity or prepayment of loans. Such differences in the adjustment of interest rates on assets and liabilities may negatively affect Potters' income. Moreover, rising interest rates tend to decrease loan demand in general, negatively affecting Potters' income. Potters originates adjustable-rate real estate loans ("ARMs") and purchases one-to-four family ARMs in order to reduce the gap between the effective maturities of its assets and liabilities. However, such efforts to reduce this gap may not be successful if the interest rate environment changes consumer demand for ARMs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Without limiting the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

1. Lending Activities - General - Statements regarding management's supposition that the success of local revitalization efforts may generate more economic growth and construction and have a positive effect on the operations of Potters.

2. Management's plan for continued loan growth and its belief that regional loan demand and the ability to purchase loans within the State of Ohio will continue.

3. Management will continue to utilize FHLB advances as one of the sources to fund loan growth.

4. Management's statements regarding the amount and adequacy of the allowance for loan losses and its belief that no additional provisions will be required during 1998.

5.   Statements regarding the strategic focus and long-term goals of Potters.

6. Management's belief that Potters' liquidity and capital position are adequate to fund its outstanding short- and long-term needs.

7. Management's expectation that Potters has sufficient cash flow and borrowing capacity to fund all outstanding commitments and maintain desired levels of liquidity.

8. Management's expectation that Year 2000 issues will be resolved in a satisfactory manner and will not pose significant operational problems when the year 2000 arrives.

9. Management's expectation that the bad debt reserve recapture legislation will not impact the future income of Potters.

10. Management's belief that a substantial percentage of certificates of deposit at Potters maturing in 1998 will renew with Potters at maturity.

MARKET AREA

Headquartered in East Liverpool, Ohio, PFC, through Potters, conducts business from three branch offices, located in the City of East Liverpool and the nearby neighborhoods of Glenmoor and Calcutta. Potters' primary market area consists of the City of East Liverpool, Ohio, and the contiguous areas of Columbiana and Jefferson Counties, Ohio, and Hancock County, West Virginia. Loans are also originated in Trumbull and Mahoning Counties, Ohio through an originator employed by the Company.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth certain information concerning the financial condition, earnings and other data regarding PFC at the dates and for the periods indicated (1):

                                                       At December 31,
                                      ------------------------------------------------
                                        1997      1996      1995      1994      1993
                                      --------  --------  --------  --------  --------
                                                   (Dollars in thousands)
SELECTED FINANCIAL CONDITION
DATA:

Total amount of:
   Assets                             $122,637  $114,172  $114,242  $110,910  $114,088
   Cash and cash equivalents             3,816     4,585    11,230     3,038    10,413
   Securities available for sale         5,474    10,878    10,952    10,766        --
   Securities held to maturity (2)      28,017    32,735    38,821    43,937    52,782
   Loans receivable, net                82,093    62,450    49,889    50,078    47,392
   Deposits                            100,094    97,283    98,697    99,968   101,300
   Foreclosed real estate
    and real estate
    held for investment                     --        --        85        --       804
   Shareholders' equity
    substantially restricted            11,006    10,576    11,189     9,793     9,937

----------

(1) Information prior to 1996 is that of Potters.
(2) Securities held to maturity include the Company's investment in stock in the FHLB.

                                                  Years ended December 31,
                                      ------------------------------------------------
                                        1997      1996      1995      1994      1993
                                      --------  --------  --------  --------  --------
                                                   (Dollars in thousands)
SUMMARY OF OPERATIONS:

Interest income                         $8,558    $8,206    $8,065    $7,586    $7,985
Interest expense                         4,671     4,529     4,271     3,943     4,566
                                        ------    ------    ------    ------    ------
Net interest income                      3,887     3,677     3,794     3,643     3,419
Provision for loan losses                 (485)      249       245       377       235
                                        ------    ------    ------    ------    ------
Net interest income after
 provision for loan losses               4,372     3,428     3,549     3,266     3,184
Noninterest income:
 Gain (loss) on sales of loans
  and securities                           (78)       --        12        13       (82)
 Other noninterest income                  459       267       245       254       280
                                        ------    ------    ------    ------    ------
Total noninterest income                   381       267       257       267       198
Total noninterest expense                2,927     3,688     2,977     2,868     3,238
                                        ------    ------    ------    ------    ------
Income before income taxes               1,826         7       829       665       144
Income tax expense (benefit)               629        68        --        --        (6)
                                        ------    ------    ------    ------    ------

Income (loss) before
 cumulative change in
 accounting for income taxes             1,197       (61)      829       665       150
Cumulative effect of change
 in accounting for income taxes             --        --        --        --       225
                                       -------    ------    ------    ------    ------
Net income (loss)                      $ 1,197    $  (61)   $  829    $  665    $  375
                                       =======    ======    ======    ======    ======

SELECTED FINANCIAL RATIOS
 AND OTHER DATA (1):

                                                  At or for the year ended December 31,
                                      -----------------------------------------------------------
                                        1997         1996          1995         1994         1993
                                      ---------    ---------    ---------    ---------    -------
Performance ratios:
 Return (loss) on assets
  (ratio of net income (loss)
   to average total assets)           1.00%       (0.05)%        0.74%        0.59%        0.34%

Interest rate spread
 information:
 Average during period                3.19         3.05          3.28         3.18         3.37
 End of period                        3.37         3.58          2.97         3.50         2.96

Net interest margin (ratio of
 net interest income to average
 interest-earning assets)             3.43         3.30          3.55         3.41         3.31

Ratio of operating expense
 to average total assets              2.45         3.15          2.65         2.55         2.90

Return (loss) on equity
 (ratio of net income (loss)
 to average equity)                  10.72        (0.57)         7.88         6.74         7.17

Dividend payout ratio (ratio of
 dividends declared per share to
 net income per share)               14.23      (208.33)        13.46        15.87           --

Asset quality ratios:
 Nonperforming assets
  to total assets at end
  of period                           0.17         1.51          2.21         2.37         3.38

Allowance for loan losses
 to nonperforming loans           1,035.27       152.20         91.88        75.67        54.21

Allowance for loan losses
 to total loans                       2.54         4.04          4.30         3.77         3.97

Capital ratios:
 Shareholders' equity to total
  assets at end of period             8.97         9.26          9.79         8.83         8.71

Average shareholders' equity
 to average assets                    9.34         9.27          9.36         8.78         4.68

Ratio of average interest-
 earning assets to average
 interest-bearing liabilities       105.60%      105.96%       105.97%      105.31%       98.59%

Number of full-service offices           3            4             4            5            5

----------

(1) Information prior to 1996 is that of Potters.

LENDING ACTIVITIES

GENERAL. Potters' lending activity is concentrated in the origination of conventional real estate loans secured by one-to-four family homes located in Potters' primary market area. Loans to individuals to finance the construction of their primary residence and real estate loans on multifamily properties containing five units or more and on commercial properties are also offered by Potters. Potters makes special real estate loans for targeted groups and home buyers recommended by the Community Action Agency of Columbiana County. Potters does not originate loans insured by the Federal Housing Authority or loans guaranteed by the Veterans Administration. In addition to real estate lending, Potters originates commercial loans and consumer loans, including home equity lines of credit, automobile loans, loans secured by deposit accounts and unsecured loans. At December 31, 1997, Potters' loan portfolio included approximately $27.1 million, or 32.2% of total loans, of one-to-four family real estate loans purchased from other Ohio financial institutions, $23.5 million on properties located in northwestern Ohio and $3.6 million on properties in southwestern Ohio.

The economic environment of the East Liverpool, Ohio area has remained stable over the last few years with some inflow of new business. Area efforts continue in the revitalization of East Liverpool, and several new retail and service sector businesses have opened their doors within the city limits in the recent past, but no significant business or residential construction has taken place. However, to the extent revitalization efforts are successful, the local economy should gradually improve in the future, which may generate more economic growth and construction and have a positive effect on the operations of Potters. No assurances can be given that such efforts will be successful or that local, regional or national economic factors will not significantly change in the near future.

LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of Potters' loan portfolio at the dates indicated:

                                                              At December 31,
                                              ----------------------------------------------
                                                     1997                       1996
                                                     ----                       ----
                                                           Percent                   Percent
                                                          of total                  of total
                                              Amount        loans       Amount        loans
                                              ------        -----       ------        -----
                                                        (Dollars in thousands)
Type of loan and security:
Secured by real estate (1):
  One-to-four family residences             $66,718        79.15%       $49,086       75.00%
  Loans held for sale                           106          .12
  Multifamily residential (over 4 units)      1,537         1.82          2,034        3.11
  Nonresidential property                     6,211         7.37          5,897        9.01
                                            -------         ----        -------        ----
Total real estate loans                      74,572        88.46         57,017       87.12
Consumer and other loans:
  Home equity loans                           5,224         6.20          3,859        5.90
  Secured, unsecured consumer
     loans and lines of credit                2,064         2.45          1,815        2.77
  Commercial business                           862         1.02            894        1.37
  Other                                       1,575         1.87          1,860        2.84
                                            -------         ----        -------        ----
Total consumer and other loans                9,725        11.54          8,428       12.88
                                            -------        -----        -------       -----
Total loans                                  84,297       100.00%        65,445      100.00%
                                                          ======                     ======
Less:
  Loans in process                             (340)                       (466)
  Net deferred loan fees, unearned
    interest and unamortized
    discounts and premiums                      279                         101
  Allowance for loan losses                  (2,143)                     (2,630)
                                            -------                     -------
Total loans receivable, net                 $82,093                     $62,450
                                            =======                     =======

----------
(1) Includes construction loans secured by various types of real estate. The amount of construction loans is not material.

LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 1997 regarding the net dollar amount of loans maturing in Potters' portfolio, based on contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                  Real Estate                              Consumer and Other               Total
                  ----------------------------------------------------------------------   ------------------               -----
                  One-to-four family (1)   Nonresidential             Multifamily
                  ----------------------   --------------             -----------
                             Weighted               Weighted                   Weighted              Weighted              Weighted
                              Average                Average                   Average                Average               Average
                   Amount      Rate      Amount       Rate        Amount        Rate        Amount     Rate      Amount      Rate
                   ------      ----      ------       ----        ------        ----        ------     ----      ------      ----
                                                                   (Dollars in thousands)
Due during
years ending
December 31,

1998             $   297      8.49%      $1,316        8.96%      $   --          --       $1,729      8.93%    $ 3,342       8.90%
1999 through
  2002             1,293      8.80          778       10.86          146        7.87%       1,823     12.57       4,040      10.86
2003 and
  following       65,234      7.86        4,117        9.25        1,391        8.88        6,173     10.08      76,915       8.13
                 -------                 ------                   ------                   ------                ------

                 $66,824                 $6,211                   $1,537                   $9,725               $84,297
                 =======                 ======                   ======                   ======               =======

----------

 (1) Includes Construction Loans and Loans Held for Sale

The total amount of loans due after December 31, 1998 which have predetermined interest rates is $30.4 million, while the total amount of loans due after such date which have floating or adjustable rates is $50.6 million.

         The next table sets forth the composition of Potters' loan portfolio by type of security and by predetermined interest rates and floating or adjustable interest rates at the dates indicated:

                                                                 At December 31,
                                            -----------------------------------------------------
                                                        1997                        1996
                                               ---------------------        ---------------------
                                               Amount        Percent        Amount        Percent
                                               ------        -------        ------        -------
                                                                (Dollars in thousands)
Fixed-rate loans:
  Real estate (1):
    One-to-four family                         $28,743        34.10%        $27,120        41.44%
    Multifamily (over 4 units)                     523         0.62             452         0.69
    Nonresidential                                 169         0.20             243         0.37
                                               -------       ------         -------       ------
    Total real estate loans                     29,435        34.92          27,815        42.50
  Consumer and other loans                       3,443         4.08           3,045         4.65
                                               -------       ------         -------       ------

    Total fixed-rate loans                      32,878        39.00          30,860        47.15

Adjustable-rate loans:
  Real estate (1):
    One-to-four family                          38,081        45.18          21,966        33.56
    Multifamily (over 4 units)                   1,014         1.20           1,582         2.42
    Nonresidential                               6,042         7.17           5,654         8.64
                                               -------       ------         -------       ------
    Total real estate loans                     45,137        53.55          29,202        44.62
  Consumer and other loans                       6,282         7.45           5,383         8.23
                                               -------       ------         -------       ------

    Total adjustable-rate loans                 51,419        61.00          34,585        52.85
                                               -------       ------         -------       ------
    Total loans receivable                      84,297       100.00%         65,445       100.00%
                                                             ======                       ======

Less:
  Loans in process                                (340)                        (466)
  Deferred fees, discounts
    and premiums                                   279                          101
  Allowance for loan losses                     (2,143)                      (2,630)
                                               -------                      -------

    Total loans receivable, net                $82,093                      $62,450
                                               =======                      =======

----------
(1) Includes construction loans secured by various types of real estate. The amount of construction loans is not material.

LOANS SECURED BY ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE. The lending activity of Potters is concentrated in the origination of permanent conventional real estate loans secured by one-to-four family residences, primarily single-family residences, located within Potters' primary market area and the purchase of real estate loans, primarily ARMs, within the State of Ohio. Potters also originates loans to individuals to finance the construction of their primary residences. Each loan is secured by a mortgage on the underlying real estate and improvements thereon, if any. At December 31, 1997, Potters' one-to-four family residential real estate loan portfolio was approximately $66.8 million, or 79.3% of total gross loans.

During 1997, Potters purchased one-to-four family real estate loans to supplement local loan originations. Loan purchases totaled $20.5 million during 1997 and consisted of $20.0 million of ARMs and $520,000 of fixed-rate real estate loans. Included in the ARM purchases during 1997 were $5.1 million in five years/one year ARMS which reprice each year after the initial five-year adjustment period.

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

As of December 31, 1997, approximately 43.0% of Potters' loans secured by one-to-four family residences bore interest at a fixed rate. Fixed-rate loans are offered by Potters for terms of up to 30 years. The majority of 30-year fixed-rate loans are sold on a servicing released basis in the secondary mortgage market. Potters is in the process of acquiring approval to sell such loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), which will enable the Company to retain the servicing on the loans.

ARMs are offered by Potters for terms of up to 30 years. Potters originates one-year, three-year and five-year ARMs, with interest rate adjustments tied to U.S. Treasury issues adjusted to constant maturities. For a limited time during 1996, a seven-year ARM product was offered. Interest rate adjustments on pre-1995 real estate loans are tied to an index of the FHLB. The maximum allowable adjustment at each repricing date is from 1.5% to 2.0% for ARMs, with a maximum adjustment on all products of 6% over the term of the loan. The initial interest rate quoted on ARMs is often lower than the fully-indexed rate to make adjustable-rate products more appealing to the Company's customers. The initial rate on three-year and five-year ARMs is typically higher than the initial rate on a one-year ARM to compensate for the reduced interest rate sensitivity. At December 31, 1997, $38.1 million, or 57.0%, of one-to-four family real estate loans bore adjustable rates.

During 1997, Potters offered two nonconforming real estate loan programs. Such loans involve greater underwriting and default risk than conforming real estate loans. The increased risk is somewhat mitigated by a higher interest rate than on conforming loans and the market value of the underlying real estate. At December 31, 1997, such nonconforming real estate loans totaled $2.5 million, of which none were more than 30 days delinquent.

Potters makes construction loans to individuals for the construction and permanent financing of their primary residences. Such loans are offered with both fixed and adjustable rates for terms of up to 20 years. During the first year, while the residence is being constructed, the borrower is required to pay only interest. Thereafter, the loans amortize over the remaining term.

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

Potters also originates loans secured by land to be used in the eventual construction of a borrowers' primary residence. Such loans are offered with fixed and adjustable interest rates for terms of up to 5 years and a maximum LTV of 75%. Although land loans are subject to greater risks than residential real estate loans, Potters attempts to mitigate such risks by basing the lending decision on an evaluation of the past performance and credit history of the borrower and on the market value of the underlying real estate.

LOANS SECURED BY MULTIFAMILY RESIDENTIAL REAL ESTATE. In addition to loans on one-to-four family properties, Potters offers loans secured by multifamily properties containing over four units. Multifamily loans are usually offered for terms of up to 15 years and a maximum LTV of 75%. Such loans are currently offered with adjustable interest rates tied to the composite prime rate of 75% of the 30 largest U.S. banks, as reported in The Wall Street Journal (the "Prime Rate").

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

At December 31, 1997, loans secured by multifamily properties totaled approximately $1.5 million, or 1.8% of total loans. Of such loans, none were delinquent at December 31, 1997.

LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. At December 31, 1997, approximately $6.2 million, or 7.4% of Potters' total loans, were secured by nonresidential real estate properties, $2.1 million of which are located in the State of Colorado. The majority of such loans have adjustable rates with terms of up to 15 years and amortize over a period of up to 30 years. Among the properties securing nonresidential real estate loans in Colorado are office buildings, retail centers, restaurants, warehouses and special purpose properties. Other nonresidential real estate loans are secured by properties consisting of office buildings, residential development and special purpose properties in Ohio. All nonresidential real estate loans currently originated by Potters bear adjustable interest rates tied to the Prime Rate and are fully amortizing with terms of up to 15 years.

Although loans secured by nonresidential real estate typically have higher interest rates and shorter terms to maturity than one-to-four family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Potters has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the borrower, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. At December 31, 1997, no nonresidential loans were more than 30 days delinquent or considered impaired. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

Federal regulations limit the amount of nonresidential real estate loans which an association may make to 400% of its total capital. At December 31, 1997, Potters' nonresidential real estate loans totaled 63.9% of its total capital.

CONSUMER LOANS. Potters offers a wide range of secured and unsecured consumer loans to area borrowers. Secured loans include home equity lines of credit, those made to depositors on the security of their deposit accounts and automobile loans. Secured and unsecured personal loans to homeowners and nonhomeowners, a homeowner loan program, a partially secured real estate loan program, an unsecured home improvement loan program and an unsecured check overdraft line of credit are available to accommodate the credit needs of the Company's primary market area. Consumer loans, other than home equity lines of credit, are made primarily at fixed rates of interest and for varying terms based on the type of loan.

At December 31, 1997, Potters had approximately $8.9 million, or 10.5% of total loans, invested in consumer loans.

Home equity lines of credit are secured by a first or second mortgage on the borrowers' principal residence. Home equity lines of credit have a five- or ten-year draw-down period followed by a corresponding five- or ten-year repayment period and bear variable rates of interest. During 1997, Potters offered several home equity loan promotions with a low introductory interest rate which reverted to a margin over the Prime Rate after a limited period of time. Potters offered a home equity product for a limited time during 1996 in which the interest rate was fixed for the first five years, followed by a variable-rate five-year repayment period.

Consumer loans, particularly consumer loans which are unsecured or are secured by assets such as automobiles or mobile homes, which depreciate at a faster rate than real estate, may entail greater risk than do residential real estate loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Of such loans, $510,000 were delinquent at December 31, 1997.

COMMERCIAL LOANS. At December 31, 1997, Potters' loan portfolio included approximately $862,000 in commercial loans and lines of credit. All such loans have been made to businesses in the local area. The maximum amount of principal which Potters was committed to advance under such loans was $883,000 at December 31, 1997. The loans are secured by equipment, receivables or vehicles and are indexed to the Prime Rate.

A $365,000 investment in equipment lease credits with Bennett Funding was repaid during 1997 from a settlement by Potters' Board of Directors and the bankruptcy Trustee. For more information on the resolution of the Bennett Funding lease credits, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations; and -Allowance and Provision for Loan Losses" in Item 6. Management's Discussion and Analysis or Plan of Operation.

Commercial loans have a high degree of risk because the primary source of repayment is the borrower's income. The collateral pledged to Potters to secure such loans, if any, is typically non-real estate collateral for which there may be no established market. Potters attempts to limit the risk of loss on commercial loans by limiting the number and aggregate dollar amount of such loans. Of such loans, none were delinquent at December 31, 1997.

LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers, real estate brokers and developers, solicitations by Potters' lending staff, advertising and walk-in customers.

Certain risks are involved in granting loans, primarily related to the borrowers' ability and willingness to repay the loan. Before a real estate loan is extended, such risks are assessed through a review of the borrowers' credit report, verification of employment and other documentation. An appraisal of the fair market value of the collateral used to secure the loan is prepared by a fee appraiser approved by the Board of Directors. The application for a loan is then reviewed in accordance with Potters' underwriting guidelines and approved or denied. A tiered structure of credit authority levels based on loan amount has been granted to loan officers and two members of senior management with respect to loan approval. Specific loans exceeding lending authority levels are taken to the Executive Committee of the Board of Directors which is comprised of three Board members. Any nonresidential real estate or commercial loan must be reviewed and approved or rejected by the President and Chief Executive Officer, the Senior Lending Officer or the full Board of Directors.

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

LOANS TO ONE BORROWER. Federal regulations limit the amount of loans which an association can make to any one borrower. Under current OTS regulations, the aggregate amount of loans which Potters may make to any one borrower (including related entities), with certain exceptions, is limited in general to 15% of Potters' unimpaired capital and unimpaired surplus. See "REGULATION - OTS Regulations--

Lending Limits." Based on such limits, Potters was permitted to lend approximately $1.5 million to any one borrower at December 31, 1997. Potters had no outstanding loans in excess of such limits at December 31, 1997. Potters has not made any loans in excess of such limits since the limits were imposed.

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

Although collection procedures usually cure delinquencies in a timely manner, Potters institutes additional measures to remedy the default if the delinquency exceeds the 30- and 60- day categories. When any loan is delinquent 90 days, Potters ceases to accrue interest. At that time, previously accrued but unpaid interest is deducted from interest income.

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

The following table reflects the amount of loans in a delinquent status as of December 31, 1997:

                                                                Percent of
                                         Number       Amount    total loans
                                         ------       ------    -----------
                                              (Dollars in thousands)
Loans delinquent for:
    30-59 days                               73       $1,236         1.47%
    60-89 days                               23          303          .36
    90 days and over                         35          207          .24
                                                      ------         ----

                                                      $1,746         2.07%
                                                      ======         ====

SFAS Nos. 114, "Accounting by Creditors for Impairment of a Loan" and 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," require recognition of loan impairment. Potters had no impaired loans at December 31, 1997. See Notes 1 and 3 to the Consolidated Financial Statements in Item 7. Financial Statements for information on Potters' impaired loans.

Nonperforming assets include nonaccrual loans, accruing loans which are delinquent 90 days or more, restructured loans, real estate acquired by foreclosure or by deed-in-lieu thereof and repossessed assets. For a discussion of nonperforming loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowance and Provision for Loan Losses" in Item 6. Management's Discussion and Analysis or Plan of Operation.

For the year ended December 31, 1997, gross interest income which would have been recorded had the nonaccruing and restructured loans been current in accordance with their original terms amounts to $23,000. The amount that was included in interest income on such loans was $13,000 for the year ended December 31, 1997.

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

The aggregate amounts of Potters' classified assets at the dates indicated were as follows:

                                                      At December 31,
                                                   -------------------
                                                   1997           1996
                                                   ----           ----
                                                  (Dollars in thousands)
    Classified assets:
      Substandard                                  $209         $  755
      Doubtful                                                     974
      Loss
                                                   ----         ------
        Total classified assets                    $209         $1,729
                                                   ====         ======

Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. Potters had no material disagreements with the examiners regarding the classification of assets at the time of the last examination.

OTS regulations require that Potters establish prudent general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the association must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. For a discussion of Potters' loan review and classification process, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowance and Provision for Loan Losses" in Item 6. Management's Discussion and Analysis or Plan of Operation. A limited amount of general allowances may be included for purposes of calculating total risk-based capital.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowance and Provision for Loan Losses" in Item 6. Management's Discussion and Analysis or Plan of Operation for a discussion of potential problem assets at December 31, 1997. Potters had no nonperforming or potential problem other interest-earning assets at such date other than those discussed above and in Item 6.

ALLOWANCE FOR LOAN LOSSES. Senior management, with oversight by the Board, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and probable losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

The following table sets forth an analysis of Potters' allowance for losses on loans for the periods indicated:

                                                     1997              1996
                                                     ----              ----
                                                     (Dollars in thousands)
Balance at beginning of period                     $   2,630         $  2,240
Loans charged-off:
  Residential real estate loans                           (3)             (15)
  Nonresidential real estate loans                       (15)            (100)
  Consumer and other loans                               (58)            (423)
                                                   ---------         --------
Total charge-offs                                        (76)            (538)
Recoveries:
  Residential real estate loans                            5                3
  Nonresidential real estate loans                        60              675
  Consumer and other loans                                 9                1
                                                   ---------         --------
Total recoveries                                          74              679
                                                   ---------         --------
Net (charge-offs) recoveries                              (2)             141
Provision for loan losses                               (485)             249
                                                   ---------         --------
Balance at end of period                           $   2,143         $  2,630
                                                   =========         ========

Ratio of net (charge-offs) recoveries
  to average loans                                 (0.003)%          0.27%

The following table sets forth the allocation of Potters' allowance for loan losses at the dates indicated:

                                                     1997                      1996
                                                     ----                      ----
                                                         Percent of               Percent of
                                                        loans in each            loans in each
                                                         category to              category to
                                              Amount     total loans    Amount    total loans
                                              ------     -----------    ------    -----------
                                                          (Dollars in thousands)
One-to-four family real estate loans          $  179       79.27%       $  136        75.00%
Nonresidential real estate loans                 237        7.37         1,204         9.01
Consumer and other loans                         296       13.36            45        15.99
Unallocated                                    1,431                     1,245
                                              ------      ------        ------        -----
Total                                         $2,143      100.00%       $2,630       100.00%
                                              ======      ======        ======       ======

Potters' allowance for loan losses at December 31, 1997 represented 1,035.3% of nonperforming loans. Because the loan loss allowance is based on estimates, it is monitored monthly and adjusted as necessary to provide an adequate allowance.

MORTGAGE-BACKED SECURITIES. Potters invests in mortgage-backed securities, including Government National Mortgage Association ("GNMA"), FHLMC and Federal National Mortgage Association ("FNMA") pass-through certificates. The purchase of such certificates entitles the holder to receive a portion of the cash flows from an identified pool of mortgages. GNMA, FHLMC and FNMA securities are each guaranteed by their respective agencies as to principal and interest.

At December 31, 1997, mortgage-backed securities totaled approximately $20.5 million. All of Potters' mortgage-backed securities at December 31, 1997, were designated as being held to maturity. In accordance with SFAS No. 115, those mortgage-backed securities designated as being held to maturity are carried on Potters' balance sheet at amortized cost. The market value of mortgage-backed securities held to maturity at December 31, 1997 was $20.5 million.

The OTS has deemed certain collateralized mortgage obligations and other mortgage derivative products to be "high-risk." Potters has no such investments or other derivative products deemed "high risk".

Because mortgage-backed securities have a lower yield relative to current loan market rates, retention of such investments could adversely affect Potters' earnings, particularly in a rising interest rate environment. Potters has purchased adjustable-rate mortgage-backed securities as part of its effort to reduce its interest rate risk. In a period of declining interest rates, Potters is subject to prepayment risk on such adjustable-rate mortgage-backed securities. Potters attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, Potters is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans.

At December 31, 1997, $7.1 million, or 34.5%, of mortgage-backed securities had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in Item 6. Management's Discussion and Analysis or Plan of Operation. The following table sets forth certain information regarding Potters' investment in mortgage-backed securities at the dates indicated:

                                                    At December 31,
                                                    ---------------
                                              1997                      1996
                                              ----                      ----
                                                 Estimated                  Estimated
                                    Amortized      Fair       Amortized       Fair
                                      Cost         Value        Cost          Value
                                      ----         -----        ----          -----
                                                 (Dollars in thousands)
Mortgage-backed securities
  held to maturity                  $20,492       $20,427      $24,018       $23,735
                                    =======       =======      =======       =======

The combined amortized cost of mortgage-backed securities designated as held to maturity at December 31, 1997, by contractual terms to maturity are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties.

                                                        At December 31, 1997
                                                        --------------------
                                                                       Weighted
                                                     Amortized          Average
                                                       Cost              Yield
                                                       ----              -----
                                                       (Dollars in thousands)
Due within one year
Due after one year through three years               $  1,457           6.41%
Due after three years through five years
Due after five years through ten years                    729           6.12
Due after ten years                                    18,306           6.65
                                                     --------           ----
Total                                                $ 20,492           6.60%
                                                     ========           ====

INVESTMENT ACTIVITIES

OTS regulations require that Potters maintain a minimum amount of liquid assets, which may be invested in U.S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. Potters is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. From January 1, 1997, through December 31, 1997, Potters has maintained liquid assets on a monthly average basis in an amount between 10.1% and 13.9% of total assets. See "REGULATION."

No security or group of securities, with the exception of securities issued by the U.S. government or its agencies, exceeded 10% of Potters' equity at December 31, 1997.

The following table sets forth the composition of Potters' investment portfolio at the dates indicated:

                                                              At December 31,
                                            -------------------------------------------------
                                                   1997                         1996
                                                   ----                         ----
                                                          Estimated                 Estimated
                                            Amortized       Fair       Amortized      Fair
                                               Cost         Value        Cost         Value
                                               ----         -----        ----         -----
                                                          (Dollars in thousands)
Securities available for sale:
         U.S. Treasury and U.S.
           Government agencies              $   5,499     $  5,474     $   9,988    $   9,853
         Mutual funds                                                      1,034        1,025
                                            ---------     --------     ---------    ---------

                                            $   5,499     $  5,474     $  11,022    $  10,878
                                            =========     ========     =========    =========
Securities held to maturity:
         U.S. Treasury and U.S.
           Government agencies              $   5,866     $  5,863     $   6,854    $   6,787
         Obligations of states and
           political subdivisions                 168          181           175          182
         Other securities                         632          645           866          872
                                            ---------     --------     ---------    ---------

                                            $   6,666     $  6,689     $   7,895    $   7,841
                                            =========     ========     =========    =========

The maturities of debt securities are indicated in the following table:

                                                            At December 31, 1997
                                      ------------------------------------------------------------------
                                                                                   Total debt securities
                                                                                              Estimated
                                      Less than   1 to 5     5 to 10     Over     Amortized    Fair
                                       1 year      years      years    10 years     Cost       Value
                                       ------      -----      -----    --------     ----       -----
                                                            (Dollars in thousands)

Securities available for sale (1):
U.S. Treasury and U.S
  Government agencies                             $4,476     $  998                $5,499     $5,474
                                                  ------     ------                ------     ------

                                                  $4,476     $  998                $5,499     $5,474
                                                  ======     ======                ======     ======

Weighted average yield (3)                          5.74%      6.45%                 5.88%

Securities held to maturity (2):
U.S. Treasury and U.S.
  Government agencies                 $4,128                 $1,738                $5,866     $5,863
Obligations of states and
  political subdivisions                   3      $   69         96                   168        181
Other securities                                                        $ 632         632        645
                                      ------      ------     ------     -----      ------     ------

                                      $4,131      $   69     $1,834     $ 632      $6,666     $6,689
                                      ======      ======     ======     =====      ======     ======

Weighted average yield (3)              5.43%       8.18%      6.67%     6.81%       5.93%

----------

(1) Amounts reflected for maturities of securities available for sale are based on the estimated fair value while the yield is based on amortized cost.
(2) Amounts reflected for maturities of securities held to maturity are based on amortized cost.
(3) Since Potters has minimal investments in nontaxable obligations, yields are not stated on a taxable equivalent basis.

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

DEPOSITS. Deposits are attracted principally from within Potters' primary market area through the offering of a broad selection of deposit instruments, including NOW and demand accounts, money market deposit accounts, regular passbook savings accounts, statement savings accounts, a statement savings account indexed to the 90-day U.S. Treasury bill, holiday club accounts, term certificate accounts and Individual Retirement Accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of Potters based on liquidity requirements, growth goals and local and national interest rates. Potters had no brokered deposits at December 31, 1997. The amount of deposits from outside Potters' primary market area is not significant.

At December 31, 1997, Potters' certificates of deposit totaled $51.5 million, or 51.5% of total deposits. Of such amount, approximately $27.2 million in certificates of deposit mature within one year. Based on past experience and Potters' prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Potters at maturity. If there is a significant deviation from historical experience, Potters can utilize borrowings from the FHLB as an alternative to this source of funds.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by Potters at the dates indicated:


                                                               At December 31,
                                              ----------------------------------------------
                                                     1997                   1996
                                                     ----                   ----
                                                           Percent                   Percent
                                                          of total                  of total
                                              Amount      deposits      Amount      deposits
                                              ------      --------      ------      --------
                                                          (Dollars in thousands)
Transaction accounts:
  Demand, NOW, and Super NOW
    accounts (1)                             $ 12,678       12.7%        $13,509       13.9%
  Savings and club accounts (2)                33,955       33.9          34,345       35.3
  Money market deposit
    accounts (3)                                1,955        1.9           1,978        2.0
                                            ---------        ---         -------        ---

  Total transaction accounts                   48,588       48.5          49,832       51.2
Certificates of deposit (4)                    51,506       51.5          47,451       48.8
                                            ---------       ----         -------       ----

Total deposits                               $100,094      100.0%        $97,283      100.0%
                                             ========      =====         =======      =====

----------

(1) Potters' weighted average interest rate paid on demand, NOW and Super NOW accounts fluctuates with the general movement of interest rates. At December 31, 1997, the weighted average rate on such accounts was 2.05%.

(2) The weighted average rate on savings and club accounts was 3.11% at December 31, 1997.

(3) Potters' weighted average interest paid on money market accounts fluctuates with the general movement of interest rates. At December 31, 1997, the weighted average rate on such accounts was 3.04%.

(4) The weighted average rate on certificates of deposit at December 31, 1997 was 5.73%.

See Item 6. Management's Discussion and Analysis or Plan of Operation for information relating to the average balance and the average rates paid on various deposit products for the past three years.

The following table presents the amount of Potters' certificates of deposit of $100,000 or more and other certificates of deposit by the time remaining until maturity as of December 31, 1997:

                                                              Maturity
                                    ------------------------------------------------------------
                                    3 months     Over 3 to    Over 6 to      Over 12
                                     or less      6 months    12 months      months        Total
                                     -------     ---------    ---------      ------        -----
                                                       (Dollars in thousands)
Certificates of deposit
  less than $100,000                 $ 6,704        $6,914       $7,514      $21,572      $42,704
Certificates of deposit
  $100,000 or more                     1,208           345          800        2,615        4,968
Public funds (1)                       2,108         1,538          103           85        3,834
                                     -------        ------       ------      -------      -------

Total certificates
  of deposit                         $10,020        $8,797       $8,417      $24,272      $51,506
                                     =======        ======       ======      =======      =======

----------

(1) Includes deposits from governmental and other public entities.

BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Potters is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "REGULATION - OTS Regulations -- Qualified Thrift Lender Test." If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At December 31, 1997, Potters was in compliance with the QTL Test. During 1997, a total of $16.1 million was received in FHLB advances, $11.1 million of which were repaid. At December 31, 1997, FHLB advances totaled $10.0 million, which included $750,000 of advances received in conjunction with the Company's participation in an Affordable Housing Program conducted through the FHLB and the State of Ohio. During 1997, FHLB advances were used primarily to finance loan originations and purchases.

Additional disclosures regarding short-term borrowings are not required because the average balance of such borrowings during 1997 did not exceed 30 percent of shareholders' equity at the end of the year.

The average amounts of FHLB advances outstanding during the last three years and the weighted average interest rate thereon are detailed in Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may eliminate the OTS and Potters may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Potters may engage and would probably subject Potters to more regulation by the FDIC. In addition, PFC might become subject to a different form of holding company regulation which may limit the activities in which PFC may engage and subject PFC to other additional regulatory requirements, including separate capital requirements. PFC cannot predict when or whether Congress may actually pass legislation regarding PFC's and Potters' regulatory requirements or charter. Although such legislation may change the activities in which either PFC and Potters may engage, it is not anticipated that the current activities of either PFC or Potters will be materially affected by those activity limits.

DIVISION REGULATION

The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on the association's asset size to cover the cost of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally chartered savings association. See "FDIC Regulations -- State-Chartered Association Activities." The Ohio Superintendent must approve most mergers or acquisitions involving a change of control of Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Ohio Superintendent may place an Ohio association in conservatorship or receivership.

In addition to being governed by the laws of Ohio specifically governing savings and loan associations, Potters is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings and loan associations.

OTS REGULATIONS

GENERAL. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all savings associations, the deposits of which are insured by the FDIC in the Savings Association Insurance Fund ("SAIF"), and of all federally chartered savings institutions. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the cost of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

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

REGULATORY CAPITAL REQUIREMENTS. Potters is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of Potters at December 31, 1997, and the amount by which it exceeds minimum requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets.
                                                        At December 31, 1997
                                                        --------------------
                                                       Amount           Percent
                                                       ------           -------
                                                     (Dollars in
                                                     thousands)

Tangible capital to adjusted total assets            $   9,722           7.93%
Requirement                                              1,839           1.50
                                                     ---------           ----

Excess                                               $   7,883           6.43%
                                                     =========           ====

Core capital to adjusted total assets                $   9,722           7.93%
Requirement                                              3,677           3.00
                                                     ---------           ----

Excess                                               $   6,045           4.93%
                                                     =========           ====

Total capital to risk-weighted assets                $  10,498          17.28%
Requirement                                              4,859           8.00
                                                     ---------           ----

Excess                                               $   5,639           9.28%
                                                     =========           ====

For additional information concerning the regulatory capital of Potters at December 31, 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item
6. Management's Discussion and Analysis or Plan of Operation.

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

The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS can downgrade an association's designation notwithstanding its capital level, based on less than satisfactory examination ratings in areas other than capital or, after notice and an opportunity for hearing, if the institution is deemed to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice. Each undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days after reaching such capitalization level, except under limited circumstances. Potters' capital at December 31, 1997, met the standards for the highest defined capital level, a well-capitalized association.

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

LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified U.S. government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet liquidity requirements. The eligible liquidity of Potters, as computed under current regulations, for December 1997, was approximately $12.1 million, or 11.4%.

QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, there was only one QTL test which required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans, stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association may also meet the QTL test under the Internal Revenue Code of 1986, as amended (the "Code"), for thrift institution status. According to the test under the Code, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At December 31, 1997, Potters met the QTL test.

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

Based on the 15% Lending Limit, Potters was able to lend approximately $1.5 million to one borrower at December 31, 1997. Potters had no outstanding loans in excess of such limit at December 31, 1997.

TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits and the total of such loans cannot exceed the association's Unimpaired Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public, or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Potters was in compliance with such restrictions at December 31, 1997.

All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. PFC is an affiliate of Potters. Generally, Section 23A and 23B of the FRA (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Potters was in compliance with these requirements and restrictions at December 31, 1997.

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

The first rating category is Tier 1, consisting of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Potters meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision. The second category, Tier 2, consists of associations that before and after the proposed distribution meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.

In January 1998, the OTS issued a proposal to amend the capital distributions limits. Under that proposal, an association with a holding company would still be required to provide a notice or an application to the OTS, although under limited circumstances, a savings association without a holding company could make a capital distribution without notice to the OTS. Except under limited circumstances and with OTS approval, no capital distributions would be permitted if it caused the association to become undercapitalized.

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

PFC is a unitary savings and loan holding company. There are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies which may engage in commercial activities and expanded securities and insurance activities. The broad latitude to engage in activities under current law can be restricted, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1997, Potters met the QTL Test.

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

Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF deposits were required to pay the same special assessment on 80% of deposits at March 31, 1995. In addition, the cost of prior thrift failures will be shared by both the SAIF and the BIF. As a result of such cost sharing, BIF assessments for healthy banks in 1998 are $.013 per $100 in deposits and SAIF assessments for healthy institutions in 1998 are $.064 per $100 in deposits.

Potters had $97.9 million in deposits at March 31, 1995. Potters paid a special assessment of $643,000 on November 27, 1996, which was recorded as of September 30, 1996. This assessment is tax-deductible, and reduced net income by $424,000 for the year ended December 31, 1996.

STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Potters' activities and investments at December 31, 1997, were permissible for a federal association.

FRB RESERVE REQUIREMENTS. FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.8 million of such accounts (subject to an exemption of up to $4.7 million), and of 10% of net transaction accounts in excess of $47.8 million. At December 31, 1997, Potters was in compliance with this reserve requirement.

FEDERAL HOME LOAN BANKS

The FHLBs provide credit to their members in the form of advances. Potters is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Potters' residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Potters is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $859,000 at December 31, 1997.

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

                                    TAXATION

FEDERAL TAXATION

PFC and Potters are both subject to the federal tax laws and regulations which apply to corporations in general. In addition to the regular income tax, PFC and Potters may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Although the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997, PFC does not qualify as a small corporation exempt from the alternative minimum tax.

Prior to the enactment of the Small Business Jobs Protection Act (the "Small Business Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Potters, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Internal Revenue Code (the "Code") or one of the two reserve methods of Section 593 of the Code.

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

The Small Business Act eliminated the percentage of taxable income reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

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

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Small Business Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Potters to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Potters' gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1997, Potters' pre-1988 reserves for tax purposes totaled approximately $2.5 million. Potters believes it had approximately $1.4 million of accumulated earnings and profits for tax purposes as of December 31, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Potters will have current or accumulated earnings and profits in subsequent years.

The tax returns of Potters have been audited or closed without audit through fiscal year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Potters.

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

Ohio corporation franchise tax law is scheduled to change markedly as a consequence of legislative reforms enacted July 1, 1997. Tax liability, however, continues to be measured by both net income and net worth. In general, tax liability will be the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or
(ii) 0.40% of taxable net worth. Under these alternative measures of computing tax liability, the states to which total net income and total net worth will be apportioned or allocated will continue to be determined by complex formulas, but the formulas change. The minimum tax will still be $50 per year and maximum tax liability as measured by net worth will be limited to $150,000 per year. The special litter taxes remain in effect. Various other changes in the tax law may affect PFC.

Potters is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of Potters' apportioned book net worth determined in accordance with generally accepted accounting principles, less any statutory deductions. This rate of tax is scheduled to decrease in each of the years 1999 and 2000. As a "financial institution," Potters is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.    PROPERTIES

         The following table sets forth certain information at December 31, 1997, regarding the properties on which the main office and each branch office of Potters is located:

                                      Owned             Date acquired            Net
       Location                     or leased             or leased          book value
       --------                     ---------             ---------          ----------

CORPORATE OFFICE:

519 Broadway (2)                                       January 8, 1903
East Liverpool, Ohio 43920            Owned              May 2, 1978          $105,000

BRANCH OFFICES:

530 Broadway
East Liverpool, Ohio 43920            Owned             June 18, 1982          600,000

46635 Y&O Road
Glenmoor, Ohio 43920                  Owned             June 3, 1975           184,000

15575 State Rte. 170
Calcutta, Ohio 43920 (3)             Leased           February 1, 1983         204,000

----------


(1) At December 31, 1997, Potters' office premises and equipment had a total net book value of $1.7 million.

(2)  Includes two parcels.

(3) The lease agreement with one of the directors of Potters expires on January 31, 2008, subject to five five-year renewal periods at Potters' option.

ITEM 3.    LEGAL PROCEEDINGS.

Potters is not presently involved in any legal proceedings of a material nature. From time to time, Potters is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Potters.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 1997, there were no submissions of matters to the shareholders of PFC.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

                                  COMMON SHARES

As of February 27, 1998, 976,436 common shares of PFC were outstanding and held by approximately 311 shareholders. Prices for PFC's common shares are quoted on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "PTRS". Five brokerage firms currently serve as market makers for PFC's common shares: The Ohio Company, Howe Barnes Investments, Inc., Herzog, Heine, Geduld, Inc., F.J. Morrissey & Co., Inc. and Tucker Anthony Incorporated. All share and per share data disclosures have been restated to reflect the two-for-one stock split in the form of a stock dividend effective December 1, 1997.

PRICE RANGE OF COMMON SHARES
The table below shows the range of high and low sales prices for the common shares of PFC as quoted by Nasdaq. Such prices do not represent actual transactions and do not include retail markups, markdowns or commissions. Also shown are dividends per share declared during each quarter presented. See Note 16 of the consolidated financial statements for a discussion of dividend restrictions.

                                      1997                               1996
                                      ----                               ----
                                               Dividends                          Dividends
Quarter Ended              High        Low    Per  Share      High        Low     Per Share
                           ----        ---    ----------      ----        ---     ---------

March 31                 $10.375    $ 9.375    $  0.035      $ 9.25      $8.50      $  --
June 30                   11.00       9.50        0.045        8.875      8.00       0.06
September 30              14.125     10.50        0.045        8.125      7.75       0.03
December 31               21.75      13.00        0.05        10.00       7.875      0.035

The income of PFC consists of dividends that may periodically be declared and paid by the Board of Directors of Potters on the common shares of Potters held by PFC and earnings on the other investments held by PFC. In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations.

Under OTS regulations applicable to converted savings associations, Potters is not permitted to pay a cash dividend on its common shares if the regulatory capital of Potters would, as a result of the payment of such dividend, be reduced below the amount required for the liquidation account (which was established for the purpose of granting a limited priority claim on the assets of Potters, in the event of a complete liquidation, to those members of Potters before the conversion of Potters from the mutual form of ownership to the stock form of ownership who maintain a savings account at Potters after the conversion) or applicable regulatory capital requirements prescribed by the OTS.

OTS regulations applicable to all savings associations provide that a savings association that immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend) has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days' prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half the amount by which its total capital to assets ratio exceeded its required capital to assets ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the most recent four-quarter period. Savings associations with total capital in excess of the capital requirements that have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings association that fails to meet current minimum capital requirements is prohibited from making any capital distributions without prior approval of the OTS. Potters currently meets all of its regulatory capital requirements and, unless the OTS determines that Potters is an institution requiring more than normal supervisions, Potters may pay dividends in accordance with the foregoing provisions of the OTS regulations.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                          POTTERS FINANCIAL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                December 31, 1997

GENERAL

Potters Financial Corporation ("PFC"), the holding company for The Potters Savings and Loan Company ("Potters"), recorded net income of $1.2 million for the year ended December 31, 1997, compared to a loss of $61,000 for the year ended December 31, 1996. Basic earnings per share for 1997 were $1.24, while diluted earnings per share were $1.21, both significant increases over the basic and diluted loss of $.06 per share during 1996. Returns on average assets and average shareholders' equity were 1.00% and 10.72%, respectively, for 1997, compared to (.05%) and (.57%), respectively, for 1996. The one-time assessment relating to the recapitalization of the Savings Association Insurance Fund ("SAIF") reduced 1996 after tax earnings by $424,000, or $.42 per basic share, and affected the earnings of all financial institutions with SAIF-insured funds.

Potters continued to pursue its strategic priorities during 1997, focusing on its longer-term goals of increasing interest income and the interest rate spread. Cash inflows from loan and security repayments, maturities and calls in the securities portfolios, sales of securities available for sale, Federal Home Loan Bank ("FHLB") advances and deposit inflows funded significant loan growth during 1997. Loans receivable increased $19.6 million, or 31.5%, from $62.5 million at December 31, 1996 to $82.1 million at December 31, 1997, resulting in an increase in the ratio of loans to deposits, from 64.2% at December 31, 1996 to 82.0% at December 31, 1997. The securities portfolios declined by $10.2 million, or 23.7%, during 1997, as funds were shifted from securities yielding 6.32% during 1996 and 6.21% during 1997, to loans, which yielded 8.57% during 1996 and 8.31% during 1997. The result was a $210,000, or 5.7%, increase in net interest income during 1997 compared to 1996 and an increase in the net interest spread, from 3.05% for the year ended December 31, 1996 to 3.19% for the year ended December 31, 1997.

PFC demonstrated its continuing commitment to its shareholders through a variety of shareholder enhancement programs during 1997. Cash dividends increased from $.125 per common share during 1996 to $.175 during 1997, representing a 40% increase, and a two-for-one stock split in the form of a stock dividend was paid on December 1, 1997. In addition, PFC's share repurchase program resulted in the purchase of 85,312 common shares at a cost of $963,000, or an average of $11.29 per share. Shareholders also saw a 100% increase in the market price of PFC common shares (as adjusted for the stock split), from $10.00 per share at December 31, 1996, to $20.00 per share at December 31, 1997.

The following discussion and financial information are presented to provide shareholders with a more comprehensive review of the financial position and operating results than could be obtained from an examination of the financial statements alone. The review should be read in conjunction with the consolidated financial statements and accompanying notes.

In the following pages, management presents an analysis of PFC's financial condition as of December 31, 1997, and the results of operations for fiscal 1997, as compared to prior years. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, PFC's operations and PFC's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in PFC's general market area.

Without limiting the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

         1. Net Interest Income - Management's plan for continued loan growth and its belief that regional loan demand and the ability to purchase loans within the State of Ohio will continue.

              Management will continue to utilize FHLB advances as one of the sources to fund loan growth.

         2. Allowance and Provision for Loan Losses - Management's statements regarding the amount and adequacy of the allowance for loan losses and its belief that no additional provisions will be required during 1998.

         3. Financial Condition - Statements regarding the strategic focus and long-term goals of Potters.

         4. Liquidity and Capital Resources - Management's belief that Potters' liquidity and capital position are adequate to fund its outstanding short- and long-term needs.

              Management's expectation that Potters has sufficient cash flow and borrowing capacity to fund all outstanding commitments and maintain desired levels of liquidity.

         5. Year 2000 - Management's expectation that Year 2000 issues will be resolved in a satisfactory manner and will not pose significant operational problems when the year 2000 arrives.

         6. Bad Debt Reserve Recapture - Management's expectation that the bad debt reserve recapture legislation will not impact the future income of Potters.


RESULTS OF OPERATIONS

NET INCOME

PFC recorded net income of $1.2 million for the year ended December 31, 1997, compared to a net loss of $61,000 for 1996, and net income of $829,000 for 1995. Basic earnings per share for 1997 were $1.24, while diluted earnings per share were $1.21 for the same period, both significant increases over the basic and diluted loss of $.06 per share during 1996. Basic and diluted earnings per share for 1995 were $.80 and $.79, respectively. Operating results are primarily affected by the general state of the economy, the interest rate environment, fiscal, monetary and regulatory policies of government agencies and the composition of PFC's assets and liabilities. The principal source of earnings is net interest income, which represents the amount by which income generated on interest-earning assets, including loans and securities, exceeds expense incurred on interest-bearing liabilities, such as deposits and borrowings. Net income is also impacted by provisions for losses, fee and other noninterest income and noninterest expense.

The improvement in net income during 1997 compared to 1996 was due primarily to an increase of $210,000, or 5.7%, in net interest income, negative loan loss provisions of $485,000 recorded due to the payoff and sale of two nonperforming loans, a $114,000, or 42.7%, increase in noninterest income and a $761,000, or 20.6%, decrease in noninterest expense. A large part of the decline in noninterest expense during 1997 compared to 1996 was attributable to the one-time Federal Deposit Insurance Corporation ("FDIC") assessment included in 1996 noninterest expense. Also depressing 1996 earnings was a $249,000 loan loss provision primarily resulting from the write-down of the Bennett Funding Group equipment lease credits by $377,000 upon learning of its bankruptcy filing and the related investigation by the Securities and Exchange Commission.

The decline in net income during 1996 compared to 1995 was primarily the result of the FDIC assessment and lower net interest income during 1996, combined with the resumption of recording income tax expense due to the elimination of the valuation allowance against deferred tax assets in 1995.

YIELDS EARNED AND RATES PAID

PFC's net interest income consists of the difference between income generated on loans and securities and interest expense on deposits and borrowings. Net interest income is primarily affected by volumes, interest rates and the composition of interest-earning assets and interest-bearing liabilities.

The following table sets forth the weighted average yields on Potters' interest-earning assets, the weighted average interest rates on interest-bearing liabilities and the interest rate spread between the weighted average yields and rates at the dates indicated. Nonaccruing loans have been included in the table as having a yield of zero.

                                                                  At December 31,
                                                 ------------------------------------------
                                                   1997              1996              1995
                                                   ----              ----              ----
Weighted average yield on:
    Loans receivable                               8.49%             8.91%             9.15%
    Securities (1)                                 6.14              6.39              5.84
    Other interest-earning assets                  6.64              6.70              5.50
        Combined weighted average yield
          on interest-earning assets               7.87              7.87              7.36

Weighted average rate paid on:
    Certificates of deposit                        5.73              5.67              5.81
    Savings deposits                               3.11              3.02              3.05
    NOW accounts                                   2.04              2.07              2.25
    Money market accounts                          3.04              2.99              2.86
    FHLB advances                                  6.31              6.51              6.29
        Combined weighted average
          rate paid on interest-
          bearing liabilities                      4.50              4.29              4.39
    Interest rate spread                           3.37              3.58              2.97

---------------
(1) Includes FHLB Stock

The following table sets forth certain information relating to PFC's average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods presented. Average balances are derived from average daily balances for all periods presented, and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses. Average balances of securities available for sale are based on the carrying value while the yield is based on the amortized cost.

                                                             Years ended December 31,
(Dollars in thousands)                                       ------------------------
                                                                1997
                                                 Average      Interest                Average
                                               Outstanding     Earned/   Yield/     Outstanding
                                                 Balance        Paid      Rate        Balance
                                                 -------        ----      ----        -------
Interest-earnings assets:
    Loans receivable (1)                         $  72,495    $   6,027     8.31%    $   52,880
    Securities (2)                                  39,549        2,465     6.21         55,055
    Other                                            1,195           66     5.49          3,409
                                                 ---------      -------              ----------
        Total interest-earning assets              113,239        8,558     7.55        111,344
Noninterest-earning assets:
    Cash and cash equivalents                        2,789                                2,350
    Premises and equipment                           1,739                                1,700
    Other nonearning assets                          1,758                                1,790
                                                 ---------                           ----------
        Total assets                             $ 119,525                           $  117,184
                                                 =========                           ==========

Interest-bearing liabilities:
    Certificates of deposit                      $  49,723        2,816     5.66     $   48,665
    Savings and club accounts                       34,452        1,031     2.99         35,389
    Demand, NOW and Super NOW
     accounts                                       12,891          263     2.04         12,671
    Money market accounts                            2,064           62     3.02          2,512
    Borrowings                                       8,102          499     6.16          5,843
                                                 ---------      -------              ----------
        Total interest-bearing liabilities         107,232        4,671     4.36        105,080
                                                                -------
Noninterest-bearing liabilities:
    Other liabilities                                1,133                                1,239
    Shareholders' equity                            11,160                               10,865
                                                 ---------                           ----------
        Total liabilities and equity             $ 119,525                           $  117,184
                                                 =========                           ==========

    Net interest income                                       $   3,887
                                                              =========
    Interest rate spread                                                    3.19%
                                                                           =====
    Net interest-earning assets                  $   6,007                           $    6,264
                                                 =========                           ==========
    Net yield on average interest-
      earning assets                                                        3.43%
                                                                           =====
    Ratio of average interest-earning
      assets to average interest-
      bearing liabilities                           105.60%                              105.96%
                                                    ======                               ======


(Dollars in thousands)                         ---------------Years ended December 31,-----------------
                                                              ------------------------
                                                  1996                                 1995
                                                 Interest                Average      Interest
                                                 Earned/   Yield/     Outstanding     Earned/   Yield/
                                                  Paid      Rate        Balance        Paid      Rate
                                                   ----      ----        -------        ----      ----
Interest-earnings assets:
    Loans receivable (1)                         $  4,534    8.57%     $    49,945    $   4,441    8.89%
    Securities (2)                                  3,491    6.32           53,530        3,436    6.36
    Other                                             181    5.32            3,341          188    5.63
                                                  -------              -----------    ---------
        Total interest-earning assets               8,206    7.36          106,816        8,065    7.52
Noninterest-earning assets:
    Cash and cash equivalents                                               2,319
    Premises and equipment                                                  1,404
    Other nonearning assets                                                 1,772
                                                                       ----------
        Total assets                                                   $  112,311
                                                                       ==========

Interest-bearing liabilities:
    Certificates of deposit                         2,769    5.69      $    48,995        2,743    5.60
    Savings and club accounts                       1,075    3.04           35,450        1,077    3.04
    Demand, NOW and Super NOW accounts                267    2.10           11,844          260    2.20
Money  market accounts                                 78    3.09            2,743           76    2.77
Borrowings                                            340    5.83            1,765          115    6.52
                                                 --------               ----------     ---------
        Total interest-bearing liabilities          4,529    4.31          100,797        4,271    4.24
                                                 --------                             ---------
Noninterest-bearing liabilities:
    Other liabilities                                                          998
    Shareholders' equity                                                    10,516
                                                                        ----------
        Total liabilities and equity                                    $  112,311
                                                                        ==========

    Net interest income                          $  3,677                              $  3,794
                                                 ========                              ========
    Interest rate spread                                     3.05%                                 3.28%
                                                            =====                                 =====
    Net interest-earning assets                                         $    6,019
                                                                        ==========
    Net yield on average interest-
      earning assets                                        3.30%                                  3.55%
                                                           =====                                  =====
    Ratio of average interest-earning
      assets to average interest-
      bearing liabilities                                                   105.97%
                                                                            ======


----------

(1) Net of deferred loan fees, loan premiums and discounts, loans in process and allowance for loan losses.
(2) Includes FHLB Stock.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category, information is provided on changes attributable to changes in volume and changes in rate. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the absolute value of the change due to volume and the change due to rate.

                                                        1996 vs. 1995                      1996 vs. 1995
                                                        -------------                      -------------
                                                          Increase                           Increase
                                                         (decrease)                         (decrease)
                                                           due to                             due to
                                                           ------                             ------
(Dollars in thousands)
                                              Volume        Rate        Total       Volume         Rate        Total
                                              ------        ----        -----       ------         ----        -----
Interest-earning assets:
    Loans receivable                         $ 1,635       $ (142)     $ 1,493      $  255      $  (162)    $     93
    Securities                                  (966)         (60)      (1,026)         79          (24)          55
    Other                                       (121)           6         (115)          4          (11)          (7)
                                             -------       ------      -------      ------       ------     --------
      Total interest-earning assets          $   548       $ (196)         352      $  338       $ (197)         141
                                             =======       ======                   ======       ======


Interest-bearing liabilities:
    Certificates of deposit                  $    60       $  (13)          47      $  (18)      $   44           26
    Savings deposits                             (28)         (16)         (44)         (2)                       (2)
    Demand, NOW and Super NOW
      accounts                                     4           (8)          (4)         18          (11)           7
    Money market accounts                        (14)          (2)         (16)         (7)           9            2
    Borrowed funds                               139           20          159         238          (13)         225
                                             -------       ------      -------      ------       ------       ------


      Total interest-bearing liabilities     $   161       $  (19)         142      $  229       $   29          258
                                             =======       ======      -------      ======       ======       ------

Net interest income                                                    $   210                                $ (117)
                                                                       =======                                ======

NET INTEREST INCOME

Net interest income increased $210,000, or 5.7%, during 1997 compared to 1996, due primarily to loan growth and a shift of assets from securities to loans. Funds from loan and security repayments, sales of securities available for sale, deposit inflows and FHLB advances were used to originate and purchase residential real estate loans. Average loans increased $19.6 million, or 37.1%, to $72.5 million during 1997, while the average balance of securities decreased $15.5 million, or 28.2%. Despite the fact that the yield on loans declined from 8.57% to 8.31% during 1997, more assets were comprised of loans receivable instead of securities yielding 6.21% and 6.32%, respectively, during 1997 and 1996. This shift in assets caused an increase in the overall earning asset yield from 7.36% during 1996 to 7.55% during 1997. The cost of funds increased from 4.31% during 1996 to 4.36% during 1997, due primarily to an increase in certificates of deposit relative to other types of deposits and the increased use of FHLB advances to finance loan purchases. FHLB advances and certificates of deposit generally bear higher interest rates than other types of deposits. The increase in the asset yield outpaced the increase in the cost of funds which resulted in a widening of the net interest spread from 3.05% for the year ended December 31, 1996 to 3.19% for the year ended December 31, 1997. The interest rate margin also increased, from 3.30% during 1996 to 3.43% during 1997.

Net interest income decreased $117,000, or 3.1%, during 1996 compared to 1995, due primarily to the increased use of FHLB advances in 1996 to finance loan purchases and a short-term growth strategy discussed in "Financial Condition". Also contributing was a decline in the average yield on interest-earning assets, offset by increasing average balances of loans and securities.

Interest on loans receivable of $6.0 million for the twelve months ended December 31, 1997 represented an increase of $1.5 million, or 32.9%, over $4.5 million during 1996. Interest on loans receivable totaled $4.4 million during 1995. The increases in loan interest income were primarily attributable to growth of over $19.6 million, or 31.4%, in the loan portfolio during 1997, and $12.6 million, or 25.2%, during 1996, resulting primarily from purchases of loans in both years. One-to-four family real estate loans grew 48.7% during 1996 and 35.9% during 1997. Home equity lines of credit increased 16.4% during 1996, to $3.9 million at December 31, 1996, and 35.4% during 1997, to $5.2 million at December 31, 1997. Offsetting such increases were declines in the average yield earned on loans during 1996 and 1997, and continuing strong local competition for loans which tends to depress new loan interest rates as multiple entities compete for the same loans. Potters' strategic plan calls for continued loan growth, although there can be no assurance that the demand for loans will continue in surrounding local areas or that Potters will continue to be successful in purchasing loans in other areas of Ohio. Loan demand is affected by, among other things, regional and national economic conditions and the prevailing interest rate environment. Payoffs on nonresidential real estate loans located in Colorado of $2.0 million during 1997 and $3.4 million in 1996, with weighted average yields of 9.74% in 1997 and 8.32% in 1996, negatively affected the yield on loans, but were consistent with management's strategy of reducing credit risk from out-of-state loans.

Interest and dividends on securities and FHLB stock of $2.5 million for the year ended December 31, 1997 represented a decline of $1.0 million, or 29.4%, from the $3.5 million during 1996 as PFC continued its strategic objective of increasing the asset yield through the shift of assets from securities to loans. Both the available-for sale and held-to-maturity securities portfolios have declined during 1997, by 49.7% and 14.9%, respectively. Proceeds from sales of available-for-sale securities totaling $5.5 million, along with repayments, maturities and calls of securities were used to fund loan growth. Average balances of securities declined $15.5 million during 1997, while the average yield declined from 6.32% during 1996 to 6.21% during 1997.

Securities income totaled $3.5 million for 1996 compared to $3.4 million for 1995. The $55,000 increase during 1996 compared to 1995 resulted primarily from purchases of agency securities available for sale during 1996 which increased the average balance by $1.5 million. The purchase of $10.0 million of such securities was part of a short-term leveraged growth strategy employed and terminated during 1996. The yield on securities decreased to 6.32% during 1996 from 6.36% during 1995.

Interest on short-term investments declined $115,000 during 1997, to $66,000, from $181,000 during 1996. The average yield on such investments increased however, from 5.32% for 1996 to 5.49% for 1997. Interest on short-term investments declined $7,000 during 1996 compared to 1995. The average balance of short-term investments increased marginally during 1996 while the average yield decreased from 5.63% during 1995 to 5.32% during 1996.

Interest expense on deposits remained stable at $4.2 million in each of the last three years. Inflows have occurred in certificates of deposit during 1997 while both certificates of deposit and demand and NOW accounts increased during 1996. The average rate on deposits increased marginally, from 4.20% during 1995 to 4.22% during 1996, and then declined slightly to 4.21% during 1997. The competition for deposits from financial institutions and a wide array of alternative deposit investments continues to impact the availability and cost of funds and will continue to do so in the future. In late 1997, Potters developed a new statement savings account which is indexed to and floats each week with the 90-day U.S. Treasury bill. The introduction of this account is an attempt to retain some funds which might otherwise be lost to brokerage firm money market accounts. At December 31, 1997, the balance in such accounts totaled $949,000. The Company introduced a tiered interest rate pricing structure on certificates and selected checking and statement savings products during 1995 in order to reduce the impact of paying higher deposit rates and continued the pricing strategy during 1996 and 1997.

Interest on FHLB advances of $499,000 during 1997 represented a $159,000 increase over 1996, due primarily to an increase of $2.3 million in the average balance of advances and an increase in the average rate, from 5.83% during 1996 to 6.16% during 1997. Several FHLB advances obtained during 1997 were used to fund loan purchases. The maturities of such advances were matched to selected securities maturing within the next three years. Management expects to continue to utilize FHLB advances to fund loan growth. Interest on borrowings increased $225,000, to $340,000 for 1996, compared to $115,000 during 1995. The increase during 1996 compared to 1995 was due primarily to a $4.1 million increase in the average balance of FHLB advances which were used to fund loan purchases and a short-term growth strategy employed during the year. Somewhat offsetting the increased expense due to volume was a decline in the average rate on FHLB advances to 5.83% during 1996 from 6.52% during 1995.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

In January 1997, a $756,000 nonperforming loan located in Colorado was repaid and in June 1997, a $341,000 nonperforming Colorado loan was sold at a loss of $60,000. Through the removal of the allowances specifically allocated to the loans, the portion of the allowance for loan losses not allocated to any specific loan or group of loans increased by over $485,000. Both of the loans were included in restructured loans at December 31, 1996, but were current under the terms of the renegotiated contracts and were, therefore, not included in impaired loan disclosures. In addition to management's ongoing review of all loans with respect to the adequacy of the allowance for loan losses, a periodic analysis of the percentages allocated to various types of real estate, consumer and commercial loans is conducted. Because of the decline in nonperforming loans and the change in the risk profile of Potters' loan portfolio, and primarily because of the payoff and sale of two nonperforming Colorado nonresidential real estate loans, a negative provision for loan losses of $485,000 was recorded during 1997 to remove excess allowances for loan losses. The negative provision and the loss on the loan sale had a $281,000, or $.29 per basic share, after-tax positive effect on 1997 earnings.

The provision for loan losses was $249,000 during 1996, compared to $245,000 during 1995. The marginally higher provision during 1996 compared to 1995 related to the extension of credit by Potters for an investment in equipment leases with the Bennett Funding Group, a Syracuse, New York leasing corporation, and Bennett Leasing Corporation, a related entity. Potters learned late in the first quarter of 1996 that the Securities and Exchange Commission had commenced proceedings against the Bennett Funding Group, charging fraud in connection with the sale of equipment leases. On March 29, 1996, the Bennett Funding Group filed for protection from creditors under Chapter 11 of the federal bankruptcy laws.

Potters charged-off $377,000 of the $754,000 equipment lease credits and recorded an additional provision for loan losses of $188,500 in the first quarter of 1996. Potters ceased the accrual of interest on the remaining investment in March 1996. At December 31, 1996, the Bennett Funding Group equipment lease credits totaled $365,000 and were included in nonperforming and impaired loans.

The Court ruled that the manner in which the Bennett Funding Group equipment lease credits were documented and recorded was sufficient to perfect Potters' position as a secured creditor. In January 1997, the bankruptcy Trustee extended various settlement options to all financial institutions involved in the case. Because of the legal expenses involved in continuing with litigation and the expected length of the case, Potters' Board of Directors decided to accept one of the settlement options. In November 1997 Potters received $381,000, which represented the initial payment under the terms of the settlement agreement. The first payment eliminated the remaining balance of Potters' lease credits, which were included in nonperforming loans, and resulted in a recovery of approximately $12,000 of the amount previously charged-off. Additional payments totaling $29,000 were received in November and December 1997 and recorded as recoveries of the amount previously charged-off, as will any subsequent payments received from the Trustee under the terms of the settlement agreement. There can be no assurance at this time that further payments will be received.

The allowance for loan losses at December 31, 1997 was $2.1 million, representing a decline of $487,000 from $2.6 million at December 31, 1996, due primarily to the negative provisions of $485,000 during 1997. Loan charge-offs during 1997 totaled $76,000, with recoveries of $74,000. No loan loss provision is planned for 1998, although no assurances can be given that provisions will not be made during that time if circumstances change, such as increases in the loan portfolio, changes in the economy or increases in nonperforming loans.

Potters experienced improvement in asset quality during 1996 and 1995 despite the addition of the Bennett Funding Group equipment lease credits to nonperforming loans in 1996. Balances of nonperforming loans declined while the allowance for loan losses increased. The allowance for loan losses increased $390,000, or 17.4%, during 1996 due to provisions of $249,000 and net recoveries of $141,000. Charge-offs of $538,000 related primarily to the Bennett Funding Group equipment leases and payoff discounts offered to two Colorado nonresidential borrowers. Recoveries of $679,000 were recorded during 1996, $647,000 of which involved the payoff of Colorado property loans which had previously been written down. The allowance increased $277,000, or 14.1%, during 1995 due to provisions of $245,000 and net recoveries of $32,000.

The following table sets forth the amounts and categories of Potters' nonperforming assets. Nonperforming assets consist of nonaccrual loans, accruing loans which are delinquent 90 days or more, restructured loans, real estate acquired by foreclosure or deed-in-lieu thereof and repossessed assets. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                                                       December 31,
                                                                       ------------
                                                      1997                1996            1995
                                                      ----                ----             ----
                                                                (Dollars in thousands)
Nonaccrual loans                                     $     207          $   627         $     372
Restructured loans                                                        1,101             2,066
                                                     ---------          -------         ---------
         Total nonperforming loans                         207            1,728             2,438

Foreclosed and repossessed assets                                                              85

Total nonperforming assets                           $     207             1,728        $   2,523
                                                     =========          ========        =========

Total assets                                         $ 122,637          $ 114,172       $ 114,242

Total nonperforming assets as
  a percent of total assets                                .17%              1.51%           2.21%

Allowance for loan losses                            $   2,143          $   2,630       $   2,240

Allowance as a percentage of
  nonperforming loans                                 1,035.27%            152.20           91.88%

Nonperforming loans of $207,000 at December 31, 1997 represented a decrease of $1.5 million, or 88.0%, from nonperforming loans of $1.7 million at December 31, 1996. The overall level of nonperforming loans has declined $2.2 million, or 91.5%, over the last three years as Potters has reduced its risk from out-of-state nonresidential real estate loans primarily through charge-offs, discounted payoffs and sales of loans located in Colorado. Except for the addition of the Bennett Funding Group lease credits to nonaccrual loans during 1996, nonaccrual and restructured loans have decreased in each of the last three years, and nonperforming loans as a percentage of assets has declined from 2.21% at December 31, 1995, to 1.51% at December 31, 1996 and to .17% at December 31, 1997. The allowance for loan losses exceeded $2.0 million at December 31, 1995, 1996 and 1997, and has increased steadily as a percentage of nonperforming loans at each year end.

Nonaccrual loans include impaired loans. A loan is considered impaired when it is probable that all principal and interest will not be collected according to the terms of the loan contract. With the settlement of the Bennett Funding Group matter, there were no impaired loans at December 31, 1997. At December 31, 1996, impaired loans totaled $365,000 and consisted solely of the Bennett Funding Group lease credits. The $193,000 impaired loan reported at December 31, 1995 was paid off during 1996.

Restructured loans are those which have been renegotiated at concessionary terms as a result of the borrowers' troubled financial condition. At year end 1995, restructured loans were comprised of four nonresidential real estate loans located in the State of Colorado. During 1996, one of the loans was repaid and another was removed from the restructured category due to the collateral value, interest rate and the history of repayment on the loan. As a result, restructured loans declined $965,000 during 1996 and totaled $1.1 million at December 31, 1996. As of December 31, 1996, both of the remaining restructured loans had reverted back to the terms and conditions of the original loan contract and were performing as agreed. At December 31, 1997, there were no restructured loans.

Potters maintains an allowance for loan losses in an amount which, in management's judgment, is adequate to absorb reasonably foreseeable future losses inherent in the loan portfolio. The allowance is available to absorb credit losses from any loans, including nonperforming loans, and a portion of the allowance is allocated to each major loan type. Management determines the adequacy of the allowance for credit losses by reviewing the changes in the financial condition or operating results of borrowers, economic conditions and business trends. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of Potters' loan portfolio, generally prevailing economic conditions, changes in real estate values and interest rates and regulatory requirements. There can be no assurance that the allowance for loan losses will be adequate to cover future losses. The provision for loan losses is the amount periodically charged to earnings and added to the allowance for loan losses. The amount of the provision is based on management's regular review of the loan portfolio considering such factors as historical loss experience, the amount of nonperforming and delinquent loans, changes in the size and composition of the loan portfolio, and specific borrower considerations such as the ability of the borrower to repay the loan and the estimated value of the underlying collateral. See Note 3 to Consolidated Financial Statements for activity with respect to the allowance for loan losses.

Potters has identified a $233,000 real estate loan at December 31, 1997, which does not meet the criteria of nonperforming loans but where information about credit or other problems creates doubts as to the ultimate collectibility of the loan. The loan included in the above figure is current as to contractually required payments but information exists regarding possible credit or other problems of the borrowers which causes management concerns as to the ability of such borrowers to comply with the present loan repayment terms.

NONINTEREST INCOME

Noninterest income of $381,000 for the year ended December 31, 1997 increased $114,000, or 42.7%, over 1996 noninterest income of $267,000. Several nonrecurring items affected noninterest income during 1997, some of which enhanced earnings. The property housing Potters' East End Office, which ceased operations on March 31, 1997, and a residential property adjacent to another of Potters' offices were sold during the second quarter of 1997, generating gains of $53,000. A deferred gain on the sale of land of $56,000 was recognized during 1997 when the land contract relating to the sale was repaid during the third quarter. Such gains had a $73,000, or $.08 per basic share, after-tax positive effect on 1997 earnings. Also included in noninterest income during 1997 was a $60,000 loss on the sale of a nonperforming loan and losses totaling $22,000 on the sale of securities available for sale. Service charges on deposits and other noninterest income increased $61,000, or 21.3%, during 1997 primarily from increased service charges on deposit accounts, the addition of an off-site automated teller machine ("ATM") and the introduction of fee-based products, including a VISA Check Card program.

Noninterest income increased $10,000, to $267,000 during 1996. As a result of an analysis of the existing fee structure on deposit and loan products and the implementation of several changes, deposit account fee income and other income increased 10.9% and 21.6%, respectively, during 1996 compared to 1995. Somewhat offsetting the increase in 1996 was a net loss of $22,000 on foreclosed real estate operations due primarily to the payment of real estate taxes on foreclosed real estate which was sold during the year at a gain of $55,000. Also included in 1996 noninterest income were gains and losses on sales of loans and securities netting to zero during the year compared to $12,000 of gains on such sales during 1995.

NONINTEREST EXPENSE

Noninterest expense decreased $761,000, or 20.6%, for the fiscal year ended December 31, 1997, compared to the prior year. The primary reason for the decrease in noninterest expense in 1997 was the recognition in 1996 of a one-time special deposit insurance assessment of approximately $643,000 in September 1996 as a result of legislation enacted to recapitalize the SAIF of the FDIC. The legislation imposed a one-time assessment on virtually all SAIF-insured institutions equal to $.657 per $100 of SAIF-insured deposits maintained by those institutions as of March 31, 1995.

The SAIF recapitalization plan instituted a partial sharing of the cost of prior thrift failures by both SAIF-insured institutions and commercial banks, whose deposits are insured by the Bank Insurance Fund ("BIF"). The cost sharing consists of the payment of interest on obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis of the 1980s. Effective January 1, 1997, BIF assessments for healthy banks were increased to $.013 per $100 in deposits and SAIF assessments for healthy savings associations were reduced to $.064 per $100 in deposits. Another provision of the legislation stipulated that deposit insurance assessments for SAIF-insured institutions may never be reduced below the level for healthy BIF institutions. The assessment on SAIF-insured institutions is expected to be reduced to $.024 per $100 in deposits no later than January 1, 2000, at which time BIF-insured institutions will share fully in the cost of prior thrift failures. Depending upon the level of BIF and SAIF deposits, such assessments will continue until the FICO bonds mature in 2017.

The recapitalization plan also provides for the merger of the SAIF and the BIF effective January 1, 1999, assuming there are no savings associations under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. Pursuant to such legislation, Congress may eliminate the Office of Thrift Supervision ("OTS") and Potters may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Potters may engage and would probably subject Potters to more regulation by the FDIC. In addition, PFC may become subject to more restrictive holding company requirements, including activity limits and capital requirements. PFC cannot predict when or whether Congress may actually pass legislation regarding PFC's or Potters' regulatory requirements or charter.

Excluding the one-time SAIF assessment, noninterest expense decreased $118,000, or 3.9%, for the fiscal year ended December 31, 1997 compared to the comparable period in 1996. Due to the recapitalization of the SAIF, Potters' annual deposit insurance premium assessment was reduced by approximately $168,000 during 1997 compared to 1996. Compensation and benefits expense decreased $17,000, while other noninterest expense remained constant during 1997 compared to the prior fiscal year. Included in 1997 noninterest expense was a net gain on the sale of foreclosed and repossessed property of $50,000, compared to a net gain of $39,000 during 1996. Occupancy and equipment expense increased $18,000 due to continued investments in new technological capabilities and office improvements. Professional fees increased significantly during 1997 due to legal fees associated with the settlement of the Bennett Funding Group lease credits and Potters' decision to outsource part of its internal audit and compliance functions.

As part of management's ongoing process to contain costs, branch operations at Potters' East End Office were terminated on March 31, 1997. An ATM was installed in an East End supermarket in order to utilize technology to accommodate more customers in the East End. Consistent with PFC's strategy to expand and diversify its loan portfolio, management added needed technical expertise to its loan support operations in 1997 and continued its focus on employee training and development throughout the organization.

Noninterest expense increased $711,000, to $3.7 million during 1996 compared to $3.0 million during 1995. The primary reason for the increase during 1996 compared to 1995 was the one-time SAIF assessment discussed above. Office occupancy and equipment expense increased $26,000 during 1996 due to increased depreciation expense from the new loan and deposit operations equipment and new personal computer software installed in late 1995 and mid-1996, respectively, and increased expenses for maintenance of and improvements to Potters' offices. Other noninterest expense increased $123,000 as Potters worked toward its strategic commitments to invest in employee training and development, plus new product development. Also increasing during 1996 compared to 1995 were advertising expense, franchise tax and data processing costs. Compensation and benefits expense decreased $28,000 during 1996 due primarily to larger deferrals of compensation costs related to increased loan originations during 1996, somewhat offset by normal salary adjustments.

The Board of Directors of Potters approved ceasing the accumulation of future benefits to participants in Potters' defined benefit pension plan during 1995 and approved a resolution terminating the plan during 1996. Such actions resulted in a net loss of $74,000 on the curtailment of the plan included in 1995 noninterest expense and $67,000 included in 1996 noninterest expense from the termination decision. The settlement of vested plan benefits will occur upon receipt of a determination letter from the Commissioner of the Internal Revenue Service approving the plan termination.

INCOME TAXES

Income tax expense during 1997 of $629,000 increased $561,000 over 1996 income tax expense due primarily to the increase in net income in 1997 over 1996. Income tax expense during 1996 was $68,000, resulting primarily from the early termination of a life insurance policy during the year. The absence of a tax provision in 1995 on income before tax of $829,000 resulted primarily from the reduction during 1995 of the valuation allowance against deferred tax assets. The valuation allowance was reduced as the assets became more likely to be realized as the Company established a history of generating taxable income. As a result of the elimination of the valuation allowance as of December 31, 1995, Potters began to recognize income tax expense in 1996.

Legislation enacted in 1996 requires the recapture, over time, of a portion of the bad debt reserve previously deducted by Potters for income tax reporting purposes. Since deferred taxes have been recorded on those bad debt reserves, this recapture will not affect net income.

FINANCIAL CONDITION

Potters' total assets increased $8.5 million, or 7.4%, during 1997 to $122.6 million at December 31, 1997, from $114.2 million at December 31, 1996. During 1997, Potters continued to execute its strategic plan through balance sheet restructure, focusing on its longer-term goals of increasing interest income and the interest rate spread. Cash inflows from loan and security repayments, maturities and calls in the securities portfolios, sales of securities available for sale, FHLB advances and deposit inflows funded significant loan growth during 1997.

Cash and cash equivalents decreased $769,000, from $4.6 million at December 31, 1996 to $3.8 million at December 31, 1997. Decreases consisted of lower balances in various bank accounts.

Securities available for sale decreased $5.4 million, or 49.7%, from $10.9 million at December 31, 1996 to $5.5 million at December 31, 1997. Sales of $5.5 million in securities available for sale resulted in losses of $22,000 during 1997. Proceeds from securities sales in 1997 were used to shift assets from lower-yielding securities to higher-yielding loans, funding loan originations and purchases. Securities designated as available for sale are carried at their fair values, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale decreased from $144,000 at year-end 1996 to $25,000 at year-end 1997 due to a decline in interest rates during 1997. The equity component, representing unrealized losses, net of tax, on securities available for sale decreased from $94,000 at December 31, 1996, to $17,000 at December 31, 1997.

At December 31, 1997, the held-to-maturity securities portfolio totaled $27.2 million, a decrease of $4.8 million, or 14.9%, from $31.9 million at December 31, 1996. Held-to-maturity securities at December 31, 1997 consisted of $20.5 million of mortgage-backed securities and $6.6 million of other securities, primarily U.S. Government agency securities. The $4.7 million reduction in the portfolio during 1997 was due primarily to calls of two agency securities totaling $1.0 million and securities repayments. Such reduction contributed to funding loan growth.

Net loans receivable increased $19.6 million, from $62.5 million at December 31, 1996, to $82.1 million at December 31, 1997. Loan purchases and local loan originations during 1997 resulted in a net increase of $17.6 million, or 35.9%, in one-to-four family real estate loans. Loan purchases totaled $20.5 million and consisted of $20.0 million of adjustable-rate real estate loans and $520,000 of fixed-rate real estate loans. The adjustable-rate features of the majority of the loan purchases continued management's asset/liability strategy of controlling the Company's exposure to interest rate risk. Real estate loans secured by nonresidential property increased $314,000 during 1997 despite the reduction of $2.0 million of nonresidential real estate loans located in Colorado through repayments and the sale of one nonperforming loan. Consumer and other loans increased $1.3 million, or 15.4%, during 1997, primarily from increased home equity lines of credit and other consumer loans, somewhat offset by the settlement of the Bennett Funding Group lease credits and the continued paydown of the mobile home loan portfolio. Increased loan originations and purchases were part of the Company's focus on its strategic goals, and resulted in an increase in the ratio of loans to deposits from 64.2% at December 31, 1996, to 82.0% at December 31, 1997. Potters has developed a 30-year fixed-rate real estate product for origination, most of which will be sold in the secondary mortgage market. In late 1997, $276,000 of such loans were sold on a servicing released basis, resulting in a gain of $4,000. The Asset/Liability Management Committee ("ALCO") decided to assume a limited amount of increased interest rate risk by purchasing up to $7.5 million in fixed-rate and/or longer-term adjustable-rate residential real estate loans in order to enhance the yield on interest-earning assets. Five-year adjustable-rate loans totaling $5.1 million were purchased during the fourth quarter of 1997. The five-years/one-year adjustable-rate loans reprice each year after the initial five-year adjustment period.

Total deposits increased $2.8 million, or 2.9%, from $97.3 million at December 31, 1996, to $100.1 million at December 31, 1997. Net inflows of $4.0 million occurred in certificates of deposit during 1997. Potters competitively priced selected certificates of deposit with maturities exceeding one year in an attempt to attract new funds. Strong competition for certificates of deposit in the local area continued to affect the cost of funds, although a tiered pricing system on the basis of amount of deposit introduced in 1995 has somewhat mitigated the effect of rising deposit costs. The ALCO continues to focus on strategies for reduced interest rate risk and responsible deposit management.

In accordance with its asset/liability policy, Potters does not match the highest rates offered on deposits by competitors. The Company continues to emphasize deposits from retail sources and had no brokered deposit accounts at December 31, 1997.

Potters funded the change in its asset mix during 1997 with loan and security maturities, calls and repayments, sales of securities available for sale, deposit inflows and FHLB advances. At December 31, 1997, FHLB advances totaled $10.0 million, compared to $5.1 million at December 31, 1996. Advances totaling $16.1 million received during 1997 contributed to financing loan growth and were used in liquidity management. The maturities of several advances used to fund loan purchases were matched to selected securities maturing within the next three years. Advance repayments totaled $11.1 million during the year.

Shareholders' equity increased $430,000 during 1997 due primarily to net income of $1.2 million and the issuance of 34,888 common shares upon the exercise of stock options, which contributed $174,000 to the increase in shareholders' equity. Other increases in shareholders' equity consisted of a $77,000 decrease in the unrealized loss, net of income tax, on securities available for sale, a $13,000 increase from The Potters Savings and Loan Company Recognition and Retention Plan ("RRP") shares earned during 1997 and a $105,000 tax benefit arising from stock option and RRP shares. Offsetting such increases in shareholders' equity were the purchase of 85,312 outstanding shares for $963,000 and dividends paid of $174,000, or $.175 per share.

ASSET/LIABILITY MANAGEMENT

Asset/liability management is the process by which a company manages its exposure to changes in interest rates. The Company's goal in managing interest rate sensitivity is to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize the impact of volatility in market interest rates. The process is carried out through weekly meetings of the ALCO. The ALCO utilizes the net portfolio value ("NPV") approach and simulation modeling to aid in making decisions relating to pricing and the relative mix of interest rate sensitive assets and liabilities.

NPV is the difference between the present value of expected cash flows from assets, and the present value of expected cash flows from liabilities and off-balance sheet contracts under various interest rate scenarios. OTS regulations define a normal level of interest rate risk, based on a 200 basis point change (100 basis points equals 1%) in interest rates, as a decrease in the NPV of no more than two percent of the present value of its assets.

Presented below, as of September 30, 1997 and December 31, 1996, is an analysis of Potters' interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments up and down 400 basis points and compared to current policy limits of the Board of Directors. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. In a rising rate environment, fixed-rate loans decline in market value because of the rise in rate and slowing prepayments. The Company does not experience a rise in market value for such loans in a declining rate environment because borrowers will prepay at relatively faster rates. OTS assumptions are used in calculating the amounts in this table.


                                             At September 30, 1997 (1)          At December 31, 1996
  Change in                                  -------------------------       --------------------------
Interest Rate            Board Limit         $ change         % change        $ change       % change
(Basis Points)            % Change            in NPV          in NPV           in NPV         in NPV
--------------            --------             ------          ------           ------         ------
                                                              (Dollars in thousands)

       +400                 (40)%           $  (3,988)         (29)%         $  (3,979)         (30)%
       +300                 (30)               (2,694)         (19)             (2,787)         (21)
       +200                 (20)               (1,519)         (11)             (1,667)         (13)
       +100                 (10)                 (569)          (4)               (702)          (5)
          0                   0                     0            0                   0            0
       -100                 (10)                   74            1                 381            3
       -200                 (20)                  238            2                 695            5
       -300                 (30)                  603            4               1,132            9
       -400                 (40)                1,386           10               1,898           14

----------

(1) Information from the OTS Interest Rate Risk Report as of December 31, 1997 is not yet available.

At September 30, 1997, Potters' base case NPV ratio was 11.06% compared to 11.17% at December 31, 1996. After an assumed 200 basis point increase in interest rates, the September 30, 1997 NPV ratio was 10.10% compared to 10.01% at December 31, 1996. Potters' pre- and post-shock NPVs remained relatively consistent at December 31, 1996 and September 30, 1997, despite the shift in assets from securities to loans during the time period. The sensitivity measure or change in the NPV ratio declined from a negative 116 basis points at December 31, 1996, to a negative 97 basis points at September 30, 1997. The Company's change in NPV as a percentage of the present value of its assets decreased from 1.41% at December 31, 1996 to 1.21% at September 30, 1997. The percentage change in NPV under all scenarios was well within the Board-imposed limits and the OTS normal level of interest rate risk at both period ends.

Potters' interest rate risk exposure during 1997 was impacted primarily by the interest rate environment and by the origination and purchase of adjustable-rate loans funded by liabilities with maturities in excess of one year. Interest rates declined during 1997, but the yield curve became flatter, reducing the difference between short- and long-term interest rates. As Potters continues to implement its strategic plan and restructure its balance sheet to achieve a higher return on its assets, its sensitivity to interest rate risk may increase as well.

The ALCO also utilizes an internal model using assumptions from the OTS Interest Rate Risk Reports to simulate the impact of significant purchases or strategies. Such analyses are performed and reviewed by ALCO prior to effecting transactions.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. Certain assets and liabilities with similar characteristics may react in different degrees to changes in market interest rates. In addition, the interest rates on certain assets and liabilities may fluctuate in advance, or lag behind, changes in market interest rates. A change in interest rates can also invalidate the prepayment and other assumptions used in NPV calculations.

OTS regulations specifying an interest rate risk component to the calculation of risk-based capital required financial institutions exceeding the normal interest rate exposure as defined by the OTS to take a deduction from the total capital available to meet the risk-based capital requirement. The effective date of this regulation has been indefinitely delayed. If and when the regulation is enacted, Potters' asset and risk-based capital levels make the OTS regulation not applicable to the Company.

Net interest income is analyzed under various interest rate scenarios using simulation modeling and limits set for maximum allowable percentage changes in net interest income under each scenario. The Board of Directors approves and monitors the Company's compliance with its interest rate risk management policy on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability of Potters to generate sufficient cash to fund current loan demand, meet deposit withdrawals and pay operating expenses. Liquidity is influenced by financial market conditions, fluctuations in interest rates, general economic conditions and regulatory requirements. Potters' liquid assets, primarily represented by cash equivalents and interest-bearing deposits in other financial institutions, are a result of operating, investing and financing activities. These activities are summarized below for the years ended December 31, 1997 and 1996:

                                                    Years ended December 31,
                                                    ------------------------
                                                    1997                1996
                                                    ----                ----
                                                    (Dollars in thousands)

Net income (loss)                                   $  1,197        $    (61)
Adjustments to reconcile net income
  to net cash from operating activities                  488             602
                                                    --------        --------
Net cash from operating activities                     1,685             541
Net cash from investing activities                    (9,081)         (6,946)
Net cash from financing activities                     6,627            (240)
                                                    --------        --------
Net change in cash and cash equivalents                 (769)         (6,645)
Cash and cash equivalents at the
  beginning of the year                                4,585          11,230
                                                    --------        --------
Cash and cash equivalents at the end of
  the year                                          $  3,816        $  4,585
                                                    ========        ========

The adjustments to reconcile net income to net cash from operating activities consists mainly of the provision for losses, depreciation and amortization and changes in accrued income and expense. Significant components of cash flows from investment activities during 1997 were $20.5 million of loan purchases, sales of securities available for sale of $5.5 million and repayments and calls on securities held to maturity of $4.7 million. During 1996, investment activities included $23.9 million of purchases, $13.2 million in sales and calls and maturities totaling $10.6 million of securities available for sale. In addition, during 1996, there were $13.7 million in real estate loan purchases and repayments, calls and maturities of securities held to maturity of $7.1 million.

Financing activity during 1997 included net deposit inflows of $2.8 million compared to net outflows in deposits of $1.4 million during 1996. During 1997, proceeds from FHLB advances totaled $16.1 million, with $11.1 million of repayments. Proceeds from FHLB advances received during 1996 totaled $15.6 million while repayments of such advances totaled $13.5 million.

Potters' normal, recurring sources of funds are primarily customer deposits, investment securities available for sale, maturities, calls and repayments of securities held to maturity, loan repayments and other funds provided by operations. Potters has the ability to borrow from the FHLB when needed as a secondary source of liquidity. Potters maintains investments in liquid assets based upon management's assessment of the need for funds, expected deposit flows, the yields available on short-term liquid assets and the objectives of Potters' asset/liability management program. Potters is required under federal regulation to maintain an average daily balance of liquid assets (generally including cash, deposits in other financial institutions, and qualifying U.S. government securities) at a minimum of 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. During December 1997, Potters' average regulatory liquidity ratio was 11.4%. At December 31, 1997, Potters had commitments to originate loans and unused credit lines totaling $5.0 million. Management considers Potters' liquidity and capital reserves sufficient to fund its outstanding short- and long-term needs on a timely basis. Potters has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain desired levels of liquidity.

At December 31, 1997, Potters' capital was in excess of all capital requirements set forth by regulation for all federally insured savings institutions. Note 16 of the consolidated financial statements sets forth information with respect to Potters' regulatory capital and the corresponding regulatory capital requirements applicable to thrift institutions.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company disclosed the estimated fair values and related carrying values of its financial instruments at December 31, 1997 and 1996 in Note 17 of the consolidated financial statements. The difference between the carrying values and the estimated fair values of the Company's financial instruments is primarily a function of the interest rate environment and the characteristics of the financial instruments.

The estimated fair value of loans receivable represented 100.3% and 98.9% of the carrying values at December 31, 1997 and 1996, respectively, while the fair value of securities represented 99.9% and 99.2% of the carrying values at the same dates. At December 31, 1997 and 1996, the estimated fair value of deposits was 99.8% and 100.1%, respectively, of its carrying value.

YEAR 2000

As the year 2000 approaches, many computer operations will be impacted by major system failures or miscalculations if programs are not adapted to accommodate a four-digit year. In the past, when computer storage capacity was limited and expensive, many programs were written using two digits rather than four to define a year. When the year 2000 arrives, computer programs that run time-sensitive software may identify a date using "00" as the year 1900 rather than the year 2000.

As with all financial institutions, Potters' operations depend almost entirely on computer systems. Potters has formed a "Year 2000 Committee" (the "Committee") to address the problems associated with the year 2000. The Committee has conducted a comprehensive review of all operations which will be impacted by the year 2000. Because Potters primarily uses outside vendors in its computerized operations, the Committee has been in close contact with all vendors to ensure that the problem is being addressed. The Committee is in the process of developing a detailed plan to monitor the progress of vendors in modifying their software and to perform detailed testing of each software program by Potters' employees to ensure that all operational systems will accommodate the year 2000. The Committee will develop a contingency plan for all major systems which will provide alternatives if existing vendors show a lack of commitment to or progress in modifying systems to be year 2000 compliant. The Committee is also addressing credit risk considerations arising from the year 2000 by contacting all major commercial borrowers to inform them of the problems associated with the year 2000 and ensure that they are addressing such problems.

Management and the Board of Directors are committed to ensuring continuing operations in the year 2000 and the Board of Directors is periodically informed of the progress of the Committee. PFC and Potters believe that, with modifications to existing software and the replacement of some software, the year 2000 issues will not pose significant operational problems. However, if such modifications and software purchases are not completely in a timely manner, the year 2000 problem may have a negative impact on the operations and income of PFC and Potters.

Potters has not yet identified any specific expenses that are reasonably likely to be incurred by Potters in connection with year 2000 issues, but no assurance can be given at this time that significant expense will not be incurred in future periods. In the event that Potters is ultimately required to purchase replacement computer systems, programs and equipment, or substantial expense must be incurred to make Potters' current systems, programs and equipment year 2000 compliant, or Potters' vendors pass on to Potters their expenses of becoming year 2000 compliant, Potters' net income and financial condition could be adversely affected. Moreover, to the extent Potters' employees must spend time ensuring that vendors are adequately preparing for year 2000, those employees will not be focusing all of their time and energies toward achieving other goals set by the management of Potters.

BAD DEBT RESERVE RECAPTURE

On August 20, 1996, President Clinton signed into law the Small Business Jobs Protection Act of 1996. The law eliminates the percent-of-taxable-income method for computing additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. The new rules also require that thrift institutions recapture all or a portion of their tax bad debt reserves added since their base year (the last taxable year beginning before January 1, 1988). Because Potters has average total assets of less than $500 million, it is considered a small bank and is permitted to maintain the greater of the reserves for bad debts as of the base year or the 1995 reserve balance for bad debts allowable under the experience method. Any excess of the 1995 reserve balances over the greater of the reserve balances must be recaptured into income ratably over six years, although a two-year delay is permitted for institutions meeting a residential mortgage loan origination test. This recapture is not material for Potters, because it has used the experience method of calculating its bad debt deductions in recent years, which is the same method used by banks. In 1995, 1996 and 1997, Potters' bad debt deduction was based on a percentage of taxable income, for which a deferred tax liability has been recognized. As a result, the recapture of the bad debt reserve will not impact future net income. Prospectively, small institutions such as Potters will use the experience method for deducting bad debts for tax purposes. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. Likewise, if an institution is acquired via a merger by another financial institution, no recapture of base year reserves will result as long as the acquiring institution continues with the business of banking. However, if an institution ceases to qualify as a bank or converts to a credit union, the base year reserves must be recaptured in accordance with previous law.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of Potters are monetary in nature. As a result, interest rates have a more significant impact on Potters' performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," changes the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way the management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Statement requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

ITEM 7.    FINANCIAL STATEMENTS.

                          POTTERS FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                  (Dollars in thousands, except per share data)

-------------------------------------------------------------------------------------------------

                                                                           1997           1996
                                                                           ----           ----
ASSETS

      Cash and due from banks                                          $   3,348        $   4,376
      Interest-bearing deposits with Federal Home Loan Bank                  459               51
      Federal funds sold and cash management account                           9              158
                                                                       ---------        ---------
         Cash and cash equivalents                                         3,816            4,585
      Securities available for sale,
        at estimated fair value                                            5,474           10,878
      Securities held to maturity (estimated
        fair value: December 31, 1997 - $27,116;
        December 31, 1996 - $31,576)                                      27,158           31,913
      Federal Home Loan Bank stock                                           859              822
      Loans receivable, net                                               82,093           62,450
      Accrued interest receivable                                            829              778
      Premises and equipment, net                                          1,742            1,738
      Other assets                                                           666            1,008
                                                                       ---------        ---------

         Total assets                                                  $ 122,637        $ 114,172
                                                                       =========        =========

LIABILITIES

      Deposits                                                         $ 100,094        $  97,283
      Federal Home Loan Bank advances                                      9,993            5,085
      Accrued expenses and other liabilities                               1,544            1,228
                                                                       ---------        ---------

         Total liabilities                                               111,631          103,596


SHAREHOLDERS' EQUITY

      Common shares, no par value
        Authorized: 2,000,000 shares
        Issued:  1,111,828 shares in 1997 and
         1,076,940 shares in 1996
      Paid-in capital                                                      5,159            4,880
      Treasury shares at cost:  138,592
        in 1997 and 53,280 in 1996                                        (1,399)            (436)
      Unearned compensation on
        recognition and retention plan                                       (87)            (100)
      Unrealized loss on securities
        available for sale, net of tax                                       (17)             (94)
      Retained earnings, substantially restricted                          7,350            6,326
                                                                       ---------        ---------
         Total shareholders' equity                                       11,006           10,576
                                                                       ---------        ---------

         Total liabilities and shareholders' equity                    $ 122,637        $ 114,172
                                                                       =========        =========
-------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the three years ended December 31, 1997
                  (Dollars in thousands, except per share data)

-----------------------------------------------------------------------------------

                                                    1997          1996        1995
                                                    ----          ----        ----

INTEREST INCOME

      Loans                                       $ 6,027       $ 4,534      $ 4,441
      Securities                                    2,465         3,491        3,436
      Other interest income                            66           181          188
                                                  -------       -------      -------
         Total interest income                      8,558         8,206        8,065

INTEREST EXPENSE

      Interest on deposits                          4,172         4,189        4,156
      Other interest expense                          499           340          115
                                                  -------       -------      -------
         Total interest expense                     4,671         4,529        4,271
                                                  -------       -------      -------

NET INTEREST INCOME                                 3,887         3,677        3,794

Provision for loan losses                            (485)          249          245
                                                  -------       -------      -------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                         4,372         3,428        3,549

Noninterest income                                    381           267          257

Noninterest expense                                 2,927         3,688        2,977
                                                  -------       -------      -------

INCOME BEFORE INCOME TAX                            1,826             7         829

Income tax                                            629            68
                                                  -------       -------      -------
NET INCOME (LOSS)                                 $ 1,197       $   (61)     $   829
                                                  =======       =======      =======

Earnings (loss) per common share

      Basic                                       $  1.24       $ (0.06)     $  0.80
                                                  =======       =======      =======

      Diluted                                     $  1.21       $ (0.06)     $  0.79
                                                  =======       =======      =======
------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the three years ended December 31, 1997
                             (Dollars in thousands)

----------------------------------------------------------------------------------------------------------------------
                                                                                                        Recognition
                                                              Common          Paid-in      Treasury         and
                                                              Shares          Capital       shares    Retention Plan
                                                              ------          -------       ------    --------------
BALANCE - JANUARY 1, 1995                                      $ 530           $4,253                        $(140)
Net income for the year ended December 31, 1995
Issuance of 6,000 common shares for the
 exercise of stock options                                         3               27
Cash dividends declared ($.105 per common share)
Recognition and retention plan shares earned                                                                    22
Change in unrealized loss on securities
 available for sale
                                                               -----           ------                        -----
BALANCE - DECEMBER 31, 1995                                      533            4,280                         (118)
Net loss for the year ended December 31, 1996
Holding company formation                                       (533)             533
Issuance of 11,322 common shares for the exercise
 of stock options                                                                  57
Purchase of 53,280 treasury shares                                                         $  (436)
Cash dividends declared ($.125 per common share)
Recognition and retention plan shares earned                                                                    18
Tax benefit arising from stock option and
 recognition and retention plan shares                                             10
Change in unrealized loss on securities
 available for sale
                                                               -----           ------      -------           -----
BALANCE - DECEMBER 31, 1996                                        0            4,880         (436)           (100)
Net income for the year ended December 31, 1997
Issuance of 34,888 common shares for the exercise
 of stock options                                                                 174
Purchase of 85,312 treasury shares                                                            (963)
Cash dividends declared ($.175 per common share)
Recognition and retention plan shares earned                                                                    13
Tax benefit arising from stock option and
 and recognition and retention plan shares                                           105
Change in unrealized loss on securities
 available for sale
                                                               -----           ------      -------           -----
BALANCE - DECEMBER 31, 1997                                    $   0           $5,159      $(1,399)          $ (87)
                                                               =====           ======      =======           =====
--------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
                                                                Unrealized gain
                                                             (loss) on securities    Retained
                                                              available for sale      earnings         Total
                                                              ------------------      --------         -----
BALANCE - JANUARY 1, 1995                                           $(649)             $5,799        $ 9,793
Net income for the year ended December 31, 1995                                           829            829
Issuance of 6,000 common shares for the
 exercise of stock options                                                                                30
Cash dividends declared ($.105 per common share)                                         (111)          (111)
Recognition and retention plan shares earned                                                              22
Change in unrealized loss on securities
 available for sale                                                   626                                626
                                                                    -----              ------         ------
BALANCE - DECEMBER 31, 1995                                           (23)              6,517         11,189
Net loss for the year ended December 31, 1996                                             (61)           (61)
Holding company formation
Issuance of 11,322 common shares for the exercise
 of stock options                                                                                         57
Purchase of 53,280 treasury shares                                                                      (436)
Cash dividends declared ($.125 per common share)                                         (130)          (130)
Recognition and retention plan shares earned                                                              18
Tax benefit arising from stock option and
 recognition and retention plan shares                                                                    10
Change in unrealized loss on securities
 available for sale                                                   (71)                               (71)
                                                                    -----              ------         ------
BALANCE - DECEMBER 31, 1996                                           (94)              6,326         10,576
Net income for the year ended December 31, 1997                                         1,197          1,197
Issuance of 34,888 common shares for the exercise
 of stock options                                                                                        174
Purchase of 85,312 treasury shares                                                                      (963)
Cash dividends declared ($.175 per common share)                                         (173)          (173)
Recognition and retention plan shares earned                                                              13
Tax benefit arising from stock option and
 and recognition and retention plan shares                                                               105
Change in unrealized loss on securities
 available for sale                                                    77                                 77
                                                                    -----             ------         -------
BALANCE - DECEMBER 31, 1997                                        $ (17)             $7,350         $11,006
                                                                   =====              ======         =======
------------------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the three years ended December 31, 1997
                             (Dollars in thousands)

-------------------------------------------------------------------------------------------------------------

                                                                          1997            1996           1995
                                                                          ----            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES

      Net income (loss)                                                 $  1,197       $    (61)       $   829
      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                                       211            154            130
         Provision for losses                                               (485)           249            245
         Net investment amortization                                          44             61             96
         Net (gain) loss on:
             Sale of securities                                               22              1             (3)
             Sale of loans                                                    56             (1)            (9)
             Sale of foreclosed real estate and
               repossessed assets                                            (50)           (39)             2
             Sale of other assets                                           (111)            (2)
         Stock dividend on FHLB stock                                        (60)           (51)           (48)
         Change in
             Deferred taxes                                                  (69)           (16)          (243)
             Other assets and liabilities                                    930            246             19
                                                                         -------        -------         ------

                Net cash from operating activities                         1,685            541          1,018
                                                                         -------        -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES

      Net change in interest-bearing balances with banks                                                   100
      Securities available for sale
           Proceeds from sales                                             5,515         13,225          3,385
           Proceeds from calls and maturities                                            10,596          2,250
           Purchases                                                                    (23,856)        (4,328)
      Securities held to maturity
         Proceeds from repayments, calls and maturities                    4,707          7,120          7,664
         Purchases                                                                         (984)        (3,253)
      Purchase of FHLB stock                                                                (62)           (16)
      Redemption of FHLB stock                                                23                            24
      Net (increase) decrease in loans                                       570            329         (1,757)
      Loans purchased                                                    (20,497)       (13,678)
      Proceeds from sale of loans held for sale                              560            513          1,618
      Proceeds from sale of foreclosed real estate
        and repossessed assets                                                50            155             40
      Proceeds from sale of premises                                         192
      Property and equipment expenditures                                   (201)          (304)          (323)
                                                                         -------        -------         ------

         Net cash from investing activities                               (9,081)        (6,946)         5,404
                                                                         -------        -------         ------
-------------------------------------------------------------------------------------------------------------

                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   For the three years ended December 31, 1997
                             (Dollars in thousands)

-------------------------------------------------------------------------------------------------------------

                                                                          1997            1996           1995
                                                                          ----            ----           ----

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase (decrease) in deposits                                  2,811         (1,414)        (1,271)
      Proceeds from FHLB advances                                         16,050         15,580          4,100
      Repayments of FHLB advances                                        (11,142)       (13,513)        (1,082)
      Net change in official checks                                         (178)          (413)            88
      Net increase in advances from
        borrowers for taxes and insurance                                     48             29             16
      Purchase of treasury shares                                           (963)          (436)
      Issuance of common shares for
        exercise of stock options                                            174             57             30
      Cash dividends paid                                                   (173)          (130)          (111)
                                                                       ---------      ---------      ---------

         Net cash from financing activities                                6,627           (240)         1,770
                                                                       ---------      ---------      ---------

Net change in cash and cash equivalents                                     (769)        (6,645)         8,192

Cash and cash equivalents at beginning of year                             4,585         11,230          3,038
                                                                       ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $   3,816      $   4,585      $  11,230
                                                                       =========      =========      =========


Supplemental disclosures of cash flow information

      Cash paid during the year for:
         Interest                                                      $   4,633      $   4,519      $   4,256
         Income taxes                                                        125            116            258

      Noncash transactions
         Transfer from loans to foreclosed real estate and
           repossessed assets                                                                23             97
         Transfer from investment securities available for sale
           to investment securities held to maturity                                                     1,000
         Transfer from investment securities held to maturity
           to investment securities available for sale                                                   1,501
         Recognition and retention plan shares earned                         13             18             22
         Sale of land financed by the Company                                                              130
--------------------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Potters Financial Corporation ("PFC" or the "Corporation") is a unitary savings and loan holding company headquartered in East Liverpool, Ohio. PFC is the sole shareholder of The Potters Savings and Loan Company ("Potters" or the "Company"), also headquartered in East Liverpool, Ohio. On March 11, 1996, PFC was formed through an internal reorganization in which each shareholder of Potters received one common share of PFC for each common share of Potters owned. In an internal reorganization, the historical carrying amounts of assets and liabilities are carried forward.

Potters provides financial products and services through its three banking centers, one located in East Liverpool, Ohio, one located in Glenmoor, Ohio and the other located in Calcutta, Ohio. Potters' primary market area consists of the City of East Liverpool, Ohio, and the contiguous areas of Columbiana and Jefferson Counties, Ohio and Hancock County, West Virginia. Potters is principally engaged in the business of originating real estate loans secured by first mortgages for the purchase, construction or improvement of one-to-four family residences and accepting demand, savings and time deposits. Potters also originates loans secured by multifamily and nonresidential real estate, home equity lines of credit and various types of commercial and consumer loans. In addition to originating loans, Potters also purchases one-to-four family real estate loans within the State of Ohio and invests in U.S. government and agency obligations, mortgage-backed securities, interest-bearing deposits in other financial institutions and other securities. The primary source of income for the Company is interest on loans and securities.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of PFC and Potters. All significant intercompany transactions and balances have been eliminated in consolidation.

Securities: Potters classifies debt and marketable equity securities as held to maturity, trading or available for sale. Securities held to maturity are those that management has the positive intent and ability to hold to maturity, and are carried at amortized cost. Securities classified as available for sale are those that may be sold before maturity, and are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Securities classified as trading are those which are held for short periods of time and are carried at fair value with unrealized gains and losses reflected in earnings. The Company held no trading securities during any period presented. Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. Income on securities consists of interest on such securities, adjusted for amortization and accretion of purchased premiums and discounts using the level yield method.

Loans Held for Sale: Real estate loans originated and intended for sale in the secondary mortgage market are carried at the lower of cost or market in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

Allowance for Loan Losses: Because some loans may not be repaid in full, an allowance for losses on loans is maintained. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off against the allowance by management when deemed uncollectible, although collection efforts continue and future recoveries may occur.

--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is considered impaired when it is anticipated that all principal and interest amounts will not be collected according to the terms of the loan contract. Carrying values of impaired loans are reduced to the present value of expected future cash flows, discounted using the loan's effective interest rate, or at the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to such loans.

Carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Interest payments on performing impaired loans are reported as interest income on a cash basis. All other cash payments are recorded as reductions in the carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as an increase or decrease in the provision for loan losses.

Smaller-balance loans with similar characteristics are evaluated for impairment in the aggregate. Such loans include residential real estate loans secured by first mortgages on one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans. Commercial loans and real estate loans secured by other properties are evaluated individually for impairment. The Company's loan review system includes periodic analysis of borrower operating results and financial condition. A loan is evaluated for impairment when any delay or shortfall in payments occurs or when operating results indicate cash flows are inadequate to meet debt service requirements. Loans are generally moved to nonaccrual status when 90 days or more past due. Such delinquent loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Loan Origination Fees and Costs: Loan origination fees and direct loan origination costs are deferred and recognized over the contractual life of the loans as a yield adjustment, using the level yield method. The net amount deferred is reported in the Consolidated Balance Sheets as part of loans.

Interest Income on Loans: Interest on loans is accrued over the term of the loans based upon the principal outstanding. The accrual of interest is discontinued when serious doubt exists as to the collectibility of the loan, generally no later than when the loan becomes 90 days past due.

Mortgage Servicing Rights: Effective January 1, 1996, Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," was adopted. This statement requires companies that engage in mortgage banking activities to recognize as separate assets rights to service mortgage loans for others. The adoption of SFAS No. 122 did not impact 1996 or 1997 consolidated financial statements because servicing rights were not retained on any loans sold during either year.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was adopted in 1997. It revised the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It was originally effective for some transactions in 1997 and others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued in December 1996. SFAS No. 127 defers, for one year, the effective date of provisions relating to securities lending, repurchase agreements and other similar transactions. The remaining portions of SFAS No. 125 continued to be effective January 1, 1997. SFAS No. 125 did not have a material impact on the consolidated financial statements.

--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Real Estate: Real estate acquired through foreclosure or deed-in-lieu-of-foreclosure is recorded at fair value less estimated costs to sell. Upon foreclosure, the asset is transferred from loans to foreclosed real estate at fair value, with any reduction in the carrying value reflected as a loan loss. Estimated costs to sell are recorded through a valuation account with a corresponding charge to income. Any subsequent reduction in the property's value is recorded in the valuation account with a corresponding charge to income. Costs of holding such real estate are expensed as incurred and gains or losses are recorded upon the sale of the property in the Consolidated Statements of Operations.

Premises and Equipment: Land is stated at cost. Buildings, furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is computed based on the straight-line method over the estimated useful lives of the respective properties and equipment. Premises and equipment are reviewed for impairment when events indicate the carrying value may not be recoverable. Maintenance and repairs are charged to expense as incurred and improvements are capitalized.

Income Taxes: Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the carrying amounts for financial statement reporting purposes and the tax basis of existing assets and liabilities. Income tax expense includes the current year income tax due or refundable and the change in deferred tax assets and liabilities. If the collectibility of deferred tax assets is in doubt, a valuation allowance is established to reduce such assets to the amount expected to be realized.

Statement of Cash Flows: For purposes of this statement, cash and cash equivalents include cash on hand, due from banks, interest-bearing deposits with the Federal Home Loan Bank, federal funds sold and cash management accounts. Net cash flows are reported for customer loan and deposit accounts, as well as deposits made with other financial institutions.

Earnings per common share: Earnings per common share is computed under the provisions of SFAS No. 128, "Earnings Per Share," which was adopted retroactively in the fourth quarter of 1997. SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing earnings for the year available to common shareholders by the weighted average common shares outstanding during the year. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS calculations have been restated to conform with the new methods. As PFC has not had significant dilution from stock options, the new calculation method was not materially different from EPS data previously reported.

The weighted average number of shares outstanding for the calculation of basic earnings per common share was 962,600 in 1997, 1,016,540 in 1996 and 1,034,594 in 1995. Dilution in PFC's EPS is caused by outstanding stock options. The weighted average number of shares outstanding for the calculation of diluted earnings per share was 988,018 in 1997, 1,032,346 in 1996 and 1,047,404 in 1995.
On November 4, 1997, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. All references to common shares and earnings and dividends per share have been restated to reflect the stock split.

Financial Statement Presentation: Certain items in the 1995 and 1996 financial statements have been reclassified to correspond with the 1997 presentation.


--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capital Disclosures: SFAS No. 129, "Disclosures of Information about Capital Structure," effective for PFC in 1997, consolidated existing accounting guidance relating to disclosures about a company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS No. 129 and, therefore, the revised disclosures had no material impact on PFC upon adoption.

Use of Estimates in Preparation of Financial Statements: Management must make estimates and assumptions in preparing financial statements that affect the amount reported therein and the disclosures provided. Such estimates and assumptions may change in the future and future results could differ.

Areas involving the use of management's estimates and assumptions include, but are not limited to, the allowance for loan losses, the realization of deferred tax assets, fair values of certain securities, the determination and carrying value of impaired loans, the carrying value of loans held for sale, the carrying value of foreclosed real estate, the accrued liability for deferred compensation, recognition and measurement of loss contingencies and depreciation of premises and equipment.

NOTE 2 - SECURITIES

At December 31, 1997, the amortized cost and estimated fair value of securities are as follows:


                                                                     Gross            Gross           Estimated
                                                 Amortized        Unrealized       Unrealized           Fair
                                                   Cost              Gains           Losses             Value
                                                   ----              -----           ------             -----
                                                                     (Dollars in thousands)
Securities available for sale:

       U.S. Treasury and U.S.
        Government agencies                        $ 5,499                            $ (25)          $ 5,474
                                                   =======                            ======          =======

Securities held to maturity:

       U.S. Treasury and U.S.
         Government agencies                       $ 5,866           $ 12             $ (15)          $ 5,863
       Obligations of states and
         political subdivisions                        168             13                                 181
       Other securities                                632             13                                 645
        Agency issued mortgage-
         backed securities                          20,492            119              (184)           20,427
                                                   -------           ----             ------           ------

                                                   $27,158           $157             $(199)          $27,116
                                                   =======           ====             ======          =======


The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                      Available for Sale                  Held to Maturity
                                                 ---------------------------        ---------------------------
                                                 Amortized         Estimated        Amortized         Estimated
                                                   Cost           Fair Value          Cost           Fair Value
                                                   ----           ----------          ----           -----------
                                                                   (Dollars in thousands)

     Due in one year or less                                                      $     4,131      $     4,131
     Due after one year through five years     $     4,499      $     4,476                69               70
     Due after five years through ten years          1,000              998             1,834            1,850
     Due after ten years                                                                  632              638
     Agency issued mortgage-
      backed securities                                                                20,492           20,427
                                               -----------      -----------       -----------      -----------

                                               $     5,499      $     5,474       $    27,158      $    27,116
                                               ===========      ===========       ===========      ===========

Available-for-sale securities totaling $5.5 million were sold during 1997, resulting in gross gains of $1,000 and gross losses of $23,000.

As of December 31, 1997 and 1996, securities totaling $4.5 million and $2.0 million, respectively, were pledged to collateralize public funds deposited in Potters.

The amortized cost and estimated fair value of securities are as follows at December 31, 1996:

                                                                     Gross            Gross           Estimated
                                                 Amortized        Unrealized       Unrealized           Fair
                                                   Cost              Gains           Losses             Value
                                                   ----              -----           ------             -----
                                                                   (Dollars in thousands)
Securities available for sale:

       U.S. Treasury and U.S.
        Government agencies                    $     9,988                        $      (135)     $     9,853
       Mutual funds                                  1,034                                 (9)           1,025
                                               -----------                        -----------      -----------

                                               $    11,022                        $      (144)     $    10,878
                                               ===========                        ===========      ===========


Securities held to maturity:

       U.S. Treasury and U.S.
         Government agencies                   $     6,854      $         7       $       (74)     $     6,787
       Obligations of states and
         political subdivisions                        175                7                                182
       Other securities                                866                6                                872
       Agency issued mortgage-
        backed securities                           24,018               82              (365)          23,735
                                               -----------      -----------       -----------      -----------

                                               $    31,913      $       102       $      (439)     $    31,576
                                               ===========      ===========       ===========      ===========

Proceeds from sales of securities available for sale during 1996 totaled $13.2 million and resulted in gross gains of $23,000 and gross losses of $24,000. Sales proceeds in 1995 totaled $3.4 million and resulted in $3,000 of gross gains.

--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized below at December 31:

                                                      1997              1996
                                                      ----              ----
                                                      (Dollars in thousands)
Real estate mortgage loans
        One-to-four family residences             $    66,718      $    49,086
        Loans held for sale                               106
        Nonresidential property                         6,211            5,897
        Multifamily and other                           1,537            2,034
                                                  -----------      -----------
                                                       74,572           57,017

Consumer and other loans
        Home equity loans                               5,224            3,859
        Secured, unsecured consumer
         loans and lines of credit                      2,064            1,815
        Commercial business loans                         862              894
        Other                                           1,575            1,860
                                                  -----------      -----------
                                                        9,725            8,428
                                                  -----------      -----------

        Total loan principal balances                  84,297           65,445
        Loans in process                                 (340)            (466)
        Unearned interest                                 (10)             (23)
        Premiums on purchased loans                       295              147
        Net deferred loan fees                             (6)             (23)
        Allowance for loan losses                      (2,143)          (2,630)
                                                  -----------      -----------

                                                  $    82,093      $    62,450
                                                  ===========      ===========


Activity in the allowance for loan losses is as follows for the years ended December 31:

                                                                       1997           1996            1995
                                                                       ----           ----            ----
                                                                             (Dollars in thousands)
      Balance at beginning of year                                   $  2,630       $   2,240      $   1,963
      Provision for loan losses                                          (485)            249            245
      Recoveries                                                           74             679             70
      Charge-offs                                                         (76)           (538)           (38)
                                                                     --------       ---------      ---------

      Balance at end of year                                         $  2,143       $   2,630      $   2,240
                                                                     ========       =========      =========

Nonaccrual and renegotiated loans totaled $207,000 and $1,728,000 at December 31, 1997 and 1996, respectively. Interest income that would have been recorded on such loans under their original terms totaled approximately $23,000 and $204,000 for the years ended December 31, 1997 and 1996, respectively. The amounts included in interest income for such loans totaled approximately $13,000 during 1997 and $151,000 during 1996. The Company is not committed to lend additional funds to debtors whose loans have been modified.

--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE (Continued)

Information regarding impaired loans is as follows for the years ended December 31:

                                                                        1997            1996
                                                                        ----            ----
                                                                       (Dollars in thousands)

Average investment in impaired loans                                 $    307       $     403
                                                                     ========       =========

Interest income recognized on impaired loans
  including interest income recognized on a cash basis               $      0       $      23
                                                                     ========       =========
Interest income recognized on impaired loans
  on a cash basis                                                    $      0       $      23
                                                                     ========       =========

Information regarding impaired loans, which are included in nonaccrual and renegotiated loans disclosed above, at December 31, is as follows:

                                                                        1997            1996
                                                                        ----            ----
                                                                       (Dollars in thousands)
Balance of impaired loans                                            $      0       $     365
Less portion for which no allowance for
  loan losses is allocated                                                  0            (365)
                                                                     --------       ---------
Portion of impaired loan balance for which an
  allowance for loan losses is allocated                             $      0       $       0
                                                                     ========       =========
Portion of allowance for loan losses allocated
  to the impaired loan balance                                       $      0       $       0
                                                                     ========       =========

The Company has granted loans to certain of its executive officers and directors and their related business interests. A summary of activity during 1997 on related party loans aggregating $60,000 or more to any one related party is as follows:
                                                           1997
                                                           ----
                                                  (Dollars in thousands)

      Balance at beginning of year                     $    423
      New loans and advances                                505
      Repayments                                            (20)
      Other changes                                        (307)
                                                       --------
      Balance at end of year                           $    601
                                                       ========

Other changes include loans reportable in one period and not reportable in the other period.

NOTE 4 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following at December 31:
                                                           1997          1996
                                                           ----          ----
                                                         (Dollars in thousands)
      Loans                                            $    507      $    329
      Securities                                            191           308
      Mortgage-backed securities                            131           141
                                                       --------      --------

                                                       $    829      $    778
                                                       ========      ========

--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consists of the following at December 31:

                                                           1997            1996
                                                           ----            ----
                                                          (Dollars in thousands)

           Land                                        $    177        $    190
           Buildings and improvements                     2,490           2,440
           Furniture and equipment                        1,520           1,403
                                                       --------        --------
                Total cost                                4,187           4,033
           Accumulated depreciation                       2,445           2,295
                                                       --------        --------
                                                       $  1,742        $  1,738
                                                       ========        =========
NOTE 6 - DEPOSITS

Deposits are summarized as follows at December 31:

                                                                         1997                        1996
                                                                         ----                        ----
                                                                  Amount      Percent         Amount      Percent
                                                                  ------      -------         ------      -------
                                                                              (Dollars in thousands)
Demand, NOW, and Super NOW
  accounts, including noninterest
  bearing deposits:  December 31,
  1997 - $657;   December 31,
  1996 - $556                                                 $    12,678       12.7%     $    13,509       13.9%
Savings and club accounts                                          33,955       33.9           34,345       35.3
Money market demand accounts                                        1,955        1.9            1,978        2.0
Certificates of deposit                                            51,506       51.5           47,451       48.8
                                                              -----------       ----      -----------       ----

                                                              $   100,094      100.0%     $    97,283      100.0%
                                                              ===========      =====      ===========      =====

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $8,802,000 and $4,278,000 at December 31, 1997 and
1996, respectively.


At December 31, 1997, scheduled maturities of certificates of deposit are as follows:

                                                  Maturities
                                           (Dollars in thousands)
                     1998                      $    27,234
                     1999                           12,672
                     2000                            8,094
                     2001                            2,496
                     2002 and thereafter             1,010
                                               -----------
                                               $    51,506

--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances as of December 31, are as follows:

                                                                          1997             1996
                                                                          ----             ----
                                                                          (Dollars in thousands)
Variable-rate advances with monthly interest payments:
    5.90% advance due April 29, 1998                                    $    1,300
Fixed-rate advances with monthly interest payments:
    5.80% advance due May 28, 1997                                                     $    3,830
    5.67% advance due November 27, 1998                                        750            750
    6.30% advance due June 24, 1998                                          2,000
    6.50% advance due June 26, 1999                                          2,700
    6.50% advance due June 27, 2000                                          1,500
    6.50% advance due October 17, 2000                                       1,500
Fixed-rate advances with monthly principal and interest payments:
    6.05% advance due August 14, 1998                                          133            333
    5.85% advance due September 1, 1999                                        110            172
                                                                        ----------     ----------

                                                                        $    9,993     $    5,085
                                                                        ==========     ==========

FHLB advances obtained through the Community Investment Program are amortizing loans requiring monthly principal payments. As of December 31, 1997, the aggregate future minimum annual principal payments on FHLB advances are $4,245,000 in 1998, $2,748,000 in 1999 and $3,000,000 in 2000. As of December
31, 1997, the Company was approved to borrow a total of $5.5 million in cash management advances. FHLB advances are collateralized by all shares of FHLB stock owned by Potters and by 100% of the Company's qualified real estate loan portfolio.

NOTE 8 - EMPLOYEE BENEFITS PLANS

A 401(k) plan, adopted during 1996, covers substantially all employees. Eligible employees may contribute up to 15% of their compensation subject to a maximum statutory limitation. The Company may make a partial matching of employee contributions up to 3% of compensation and a discretionary contribution to all participating employees. During 1996 and 1997, the Company contributed up to 3% of a participant's compensation in a matching contribution and a discretionary contribution to all qualified participants of 3% of employee compensation. During 1997, the Company also contributed an additional profit sharing contribution of 3% of employee compensation to the 401(k) plan. Employee contributions are vested at all times. The Company's matching cash contribution and related expense included in compensation and employee benefits was approximately $62,000 in 1997 and $36,000 during 1996. PFC common shares are available as an investing option within the 401(k) plan to all participants. The 401(k) plan purchased 264 common shares for participants during 1996 and 1,282 shares during 1997.

In December 1996, the Company's Board of Directors approved a resolution terminating the Company's defined benefit pension plan. In October 1995, the Board of Directors approved ceasing the accumulation of future benefits to plan participants. As a result of these actions, a termination loss of $67,000 was included in 1996 noninterest expense and a curtailment loss of $74,000 was included in 1995 noninterest expense. The settlement of vested plan benefits will occur upon receipt of a determination letter from the Commissioner of the Internal Revenue Service approving the plan termination. Participants may choose a lump sum payment, the purchase of a nontransferrable deferred annuity contract or a transfer to the 401(k) plan discussed above.

--------------------------------------------------------------------------------
                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS PLANS (Continued)

The pension plan was a qualified, noncontributory defined benefit retirement plan covering substantially all of its qualified employees. Benefits were based on each employee's years of service up to a maximum of 44 years, and the average of the highest five consecutive annual salaries of the ten years prior to retirement. Benefits were reduced by a specified percentage of the employee's social security benefit. An employee became fully vested upon completion of 5 years of qualifying service. It was the policy of the Company to fund the maximum amount that could be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting. Net periodic pension expense was $(11,000) in 1996 and $63,000 in 1995.

NOTE 9 - STOCK OPTION PLAN

The Stock Option Plan, under which options to purchase the common shares of PFC are granted to certain directors, officers and other key employees of Potters, is administered by a committee of directors of PFC who select recipients and establish awards pursuant to the Plan. The option exercise price is determined by the Stock Option Committee at the time of grant but the purchase price must be at least equal to the market price of the stock at the date of grant. All options have a term of 10 years from the date of the grant.

A summary of stock options activity and related information is as follows:

                                               1997                               1996
                                               ----                               ----
                                                       Average                            Average
                                                      Exercise                           Exercise
                                     Options            Price          Options             Price
                                     -------            -----          -------             -----
Outstanding - beginning
 of year                              85,776          $  5.56           94,298             $5.43
Granted                                2,000            17.00            2,800              7.75
Forfeited                             (1,000)           10.00
Exercised                            (34,888)            5.00          (11,322)             5.00
                                     -------                           -------

Outstanding - end of year             51,888             6.16           85,776              5.56
                                     =======                           =======

Weighted average fair value
 of options granted during
 the year                              $5.26                             $2.37
                                       =====                             =====

All options outstanding at December 31, 1997 and 1996 are exercisable. Options available for grants totaled 84 shares at December 31, 1997.

SFAS No. 123 "Accounting for Stock-Based Compensation," effective for the Company in 1996, encourages the use of a fair value-based method to account for stock-based compensation plans such as the Stock Option Plan. As allowed by SFAS No. 123, however, the Company has elected to continue to follow prior guidance, under which no compensation expense is recognized because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTION PLAN (Continued)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for options granted in 1996 and 1997 and the related pro forma effect on net income and earnings per share was not material.

NOTE 10 - RECOGNITION AND RETENTION PLAN

In connection with the conversion of Potters from the mutual to stock form of ownership (the "Conversion"), the Board of Directors adopted a Recognition and Retention Plan ("RRP") as a means of providing directors and certain key employees with an ownership interest in Potters, and now in PFC, in a manner designed to reward and retain these individuals. One-fifth of the shares awarded to each individual are earned and vested on each of the first five anniversaries of the effective date of the RRP, which was December 30, 1993.

The Company contributed $162,000 to the RRP for the purpose of purchasing common shares. On December 30, 1993, the RRP purchased 25,470 shares of common stock at $5.00 per share. An additional 6,270 shares were purchased on January 7, 1994 at $5.50 per common share. RRP expense totaled $2,000, $7,000 and $28,000 for 1997, 1996 and 1995, respectively.

NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN

An Employee Stock Ownership Plan ("ESOP") benefits substantially all of Potters' employees. Contributions to the ESOP are made at the Company's discretion and the Plan is administered by a committee of directors of PFC. The Trustees vote all shares owned by the ESOP, except in certain matters involving mergers and other changes in corporate structure, when shares are voted by employees. ESOP expense consists of the Company's contribution to the ESOP. ESOP shares are included in weighted average shares outstanding for purposes of calculating earnings per common share. Dividends on ESOP shares are recorded as a reduction of retained earnings. Upon termination of employment, each participant may choose to receive distributions in shares or cash. The ESOP contribution totaled $45,000, $27,000 and $40,000 for 1997, 1996 and 1995, respectively, and is reflected in compensation and benefits expense. At year-end 1997 and 1996, the ESOP owned 9,400 and 6,800 shares of PFC common stock, respectively, all of which shares are to be allocated to employee accounts. At year-end 1997, the estimated fair value of shares subject to the cash distribution option, based on the last sales price quoted in 1997 on the Nasdaq SmallCap Market, totaled approximately $188,000. All share and per share data disclosures have been restated to reflect the stock split in the form of a stock dividend effective December 1, 1997.

NOTE 12 - INCOME TAXES

An analysis of the provision for income tax is as follows for the years ended December 31:

                                                                      1997         1996         1995
                                                                      ----         ----         ----
                                                                          (Dollars in thousands)
        Current                                                   $     366     $    137     $    243
        Deferred                                                        263          (69)         (16)
        Change in valuation allowance                                                            (227)

                                                                  $     629     $     68     $      0
                                                                  =========     ========     ========

--------------------------------------------------------------------------------
                                   (Continued

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------

NOTE 12 - INCOME TAXES (Continued)

The components of the deferred tax assets and liabilities consist of the following at December 31:

                                                                        1997            1996
                                                                        ----            ----
                                                                       (Dollars in thousands)
Items giving rise to deferred tax assets:

  Allowance for loan losses                                          $       603    $       785
  Depreciation                                                                33             57
  Capital loss carryforward                                                   38             55
  Unrealized loss on securities available for sale                             9             50
  Other                                                                       12             38
                                                                     -----------    -----------
                                                                             695            985
                                                                     -----------    -----------

Items giving rise to deferred tax liabilities:

  FHLB stock dividends                                                      (167)          (152)
  Other                                                                       (9)           (10)
                                                                     -----------    -----------
                                                                            (176)          (162)
                                                                     -----------    -----------

Net deferred tax asset                                               $       519    $       823
                                                                     ===========    ===========

Taxes paid in the current and prior years are adequate to warrant recording the full deferred tax asset without a valuation allowance.

No deferred tax liability is recognized for tax bad debt reserves arising before December 31, 1987 for qualified thrift lenders unless it is apparent that the difference will reverse in the foreseeable future. The Company's tax bad debt reserves that arose prior to December 31, 1987 were approximately $2,480,000. Unrecognized deferred taxes on these reserves totaled $843,000 at December 31, 1997.

The provision for income tax differs from amounts computed by using the statutory federal income tax rate. The reconciled difference between the financial statement provision and amounts computed by using the statutory rate of 34% is as follows for the years ended December 31:

                                                                       1997             1996              1995
                                                                       ----             ----              ----
                                                                               (Dollars in thousands)
        Income tax computed at the statutory rate                 $       621       $         2      $       282
        Tax effect of
           Tax exempt income                                               (4)               (5)              (5)
           Change in valuation allowance                                                                    (227)
           Other                                                           12                71              (50)
                                                                  -----------       -----------      -----------

                                                                  $       629       $        68      $         0
                                                                  ===========       ===========      ===========

--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. These include the Company being a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position of the Company.

Lease Commitments: As of December 31, 1997, the Company is obligated to a corporation owned by a director of the Company under an operating lease for land. Net rent expense under this lease, included in occupancy and equipment expense, was approximately $34,000 in 1997, 1996 and 1995. The lease term ends on January 31, 2008, and the Company has the option of renewing the lease for up to five successive five-year periods beyond that date. Total future lease commitments are not material.

Loan Commitments: As of December 31, 1997, the Company had commitments to make loans (at market rates) and unused lines of credit approximating $4,973,000, of which $91,000 carry fixed rates, ranging from 7.50% to 8.00%, and $4,882,000 carry adjustable rates. At December 31, 1996, the Company's loan commitments and unused lines of credit totaled approximately $4,201,000, of which $155,000 carried fixed rates, ranging from 7.75% to 9.50%, and $4,046,000 carried adjustable rates. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and lines and letters of credit is represented by the contractual amount of those instruments. The Company follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements. In management's opinion, these commitments represent normal banking transactions and no material losses are expected to result therefrom. Collateral obtained upon exercise of the commitments is determined using management's credit evaluations of the borrower and is primarily real estate.

Cash Reserve Requirements: The Company is required to have approximately $419,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at December 31, 1997. Such balances do not earn interest.

Liquidation Account: In conjunction with Potters' conversion from a mutual thrift to a stock thrift, a liquidation account of $4,748,000 was established, which was equal to Potters' total net worth as of the date of the latest balance sheet appearing in the final prospectus for its stock offering. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Company after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balance for accounts then held.

--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------

NOTE 14 - NONINTEREST INCOME AND EXPENSE

Noninterest income and expense amounts include the following major categories for the years ended December 31:

                                                                         1997            1996           1995
                                                                         ----            ----           ----
                                                                                  (Dollars in thousands)
Noninterest income
         Security gains (losses), net                                $    (22)      $      (1)     $       3
         Gain (loss) on sale of loans                                     (56)              1              9
         Gain on sale of other assets                                     111               2
         Service charges on deposits                                      188             152            137
         Income (expense) on real
           estate operations, net                                                         (22)            (3)
         Other                                                            160             135            111
                                                                     --------       ---------      ---------

             Total                                                   $    381       $     267      $     257
                                                                     ========       =========      =========


                                                                         1997            1996           1995
                                                                         ----            ----           ----
Noninterest expense
         Compensation and benefits                                   $  1,343       $   1,360      $   1,388
         Occupancy and equipment                                          378             360            334
         Deposit insurance premiums                                        63             874            257
         Data processing expense                                          159             164            151
         Legal, professional and
           consulting fees                                                251             182            145
         Loss (gain) on foreclosed
           and repossessed property                                       (50)            (39)             2
         Other                                                            784             787            700
                                                                     --------       ---------      ---------

             Total                                                   $  2,927       $   3,688      $   2,977
                                                                     ========       =========      =========

On September 30, 1996, legislation was passed to recapitalize the Savings Association Insurance Fund ("SAIF"). As a result, all savings and loan institutions paid a one-time assessment of $.657 per $100 in deposits held as of March 31, 1995. Consequently, the Company recognized a $643,000 expense included in 1996 "Deposit insurance premiums" above.

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

Most of the Company's current business activities are with customers located within the immediate lending area which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. At December 31, 1997, Potters' loan portfolio included approximately $27.1 million of purchased one-to-four family real estate loans, $23.5 million on properties located in northwestern Ohio and $3.6 million on properties in southwestern Ohio. As of December 31, 1997, the Company's loan portfolio also included approximately $2.1 million in nonresidential real estate loans secured by property located in the State of Colorado.

--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------

NOTE 16 - REGULATORY MATTERS

Potters is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                                      Capital to risk-
                                                       weighted assets
                                                     -----------------        Core capital to
                                                     Total        Core     adjusted total assets
                                                     -----        ----     ---------------------
Well-capitalized                                       10%           6%               5%
Adequately capitalized                                  8%           4%               4%
Undercapitalized                                        6%           3%               3%

At year end 1997, actual capital levels and minimum required levels were:

                                                                                       Minimum Required
                                                             Minimum Required       to be Well-Capitalized
                                                               For Capital         Under Prompt Corrective
                                        Actual              Adequacy Purposes        Action Regulations
                                        ------              -----------------        ------------------
                                 Amount        Ratio       Amount        Ratio       Amount        Ratio
                                 ------        -----       ------        -----       ------        -----
                                                          (Dollars in thousands)
Total capital to risk-
 weighted assets               $  10,498        17.3%    $  4,859          8.0%   $   6,074         10.0%
Core capital to risk-
 weighted assets                   9,722        16.0        2,430          4.0        3,645          6.0
Core capital to
 adjusted total assets             9,722         7.9        3,677          3.0        6,128          5.0
Tangible capital to
 adjusted total assets             9,722         7.9        1,839          1.5          N/A

Potters was categorized as well-capitalized at year end 1997, and management is not aware of any subsequent matters that would cause this categorization to change.

The income of PFC consists of dividends that may periodically be declared and paid by the Board of Directors of Potters on the common shares of Potters held by PFC and earnings on the other investments held by PFC. In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations.

--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------

NOTE 16 - REGULATORY MATTERS (Continued)

Under OTS regulations applicable to converted savings associations, Potters is not permitted to pay a cash dividend on its common shares if the regulatory capital of Potters would, as a result of the payment of such dividend, be reduced below the amount required for the liquidation account (which was established for the purpose of granting a limited priority claim on the assets of Potters, in the event of a complete liquidation, to those members of Potters before the conversion of Potters from the mutual form of ownership to the stock form of ownership who maintain a savings account at Potters after the conversion) or applicable regulatory capital requirements prescribed by the OTS.

OTS regulations applicable to all savings associations provide that a savings association that immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution (including a dividend) has total capital (as defined by OTS regulations) that is equal to or greater than the amount of its capital requirements is generally permitted without OTS approval (but subsequent to 30 days' prior notice to the OTS) to make capital distributions, including dividends, during a calendar year in an amount not to exceed the greater of (1) 100% of its net earnings to date during the calendar year, plus an amount equal to one-half the amount by which its total capital to assets ratio exceeded its required capital to assets ratio at the beginning of the calendar year, or (2) 75% of its net earnings for the most recent four-quarter period. Savings associations with total capital in excess of the capital requirements that have been notified by the OTS that they are in need of more than normal supervision will be subject to restrictions on dividends. A savings association that fails to meet current minimum capital requirements is prohibited from making any capital distributions without prior approval of the OTS. Potters currently meets all of its regulatory capital requirements and, unless the OTS determines that Potters is an institution requiring more than normal supervisions, Potters may pay dividends in accordance with the foregoing provisions of the OTS regulations.

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows carrying values and the related estimated fair values of financial instruments at December 31. Items which are not financial instruments are not included.

                                                        December 31, 1997             December 31, 1996
                                                        -----------------             -----------------
                                                   Carrying        Estimated       Carrying       Estimated
                                                     Value         Fair Value       Value        Fair Value
                                                     -----         ----------       -----        ----------
                                                                  (Dollars in thousands)
Financial assets:
Cash and cash equivalents                        $     3,816    $     3,816     $    4,585     $     4,585
Securities available for sale                          5,474          5,474         10,878          10,878
Securities held to maturity                           27,158         27,116         31,913          31,576
Loans receivable, net                                 82,093         82,352         62,450          61,755
FHLB stock                                               859            859            822             822
Accrued interest receivable                              829            829            778             778
                                                 -----------    -----------     ----------     -----------

    Total financial assets                       $   120,229    $   120,446     $  111,426     $   110,394
                                                 ===========    ===========     ==========     ===========

Financial liabilities:
Deposits                                         $  (100,094)   $   (99,931)    $  (97,283)    $   (97,398)
FHLB advances                                         (9,993)        (9,949)        (5,085)         (5,085)
Accrued interest payable                                 (90)           (90)           (52)            (52)
                                                 -----------    -----------     -----------    -----------

    Total financial liabilities                  $  (110,177)   $  (109,970)    $ (102,420)    $(  102,535)
                                                 ===========    ===========     ==========     ===========

--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Cash and cash equivalents and interest-bearing deposits: For such short-term instruments, the carrying amount approximates fair value.

Securities: The fair values of securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments. For FHLB stock, the carrying amount approximates fair value.

Loans, net: For certain similar categories of variable rate loans, the outstanding balance at the reporting date approximates fair value. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities at December 31, 1997 and 1996. The fair value of unrecorded commitments was not material at December 31, 1997 or 1996.

Accrued interest receivable and payable: For such short-term receivables and payables, the carrying amount approximates fair value.

Deposits and FHLB advances: The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at December 31, 1997 and 1996. The fair value of fixed maturity certificates of deposit and FHLB advances is estimated using the rates offered at December 31, 1997 and 1996 for deposits of similar remaining maturities.

While the estimates used in determining the fair value of financial assets and liabilities are based on management's judgment of the appropriate valuation factors, there is no assurance that, were the Company to have liquidated such items, the estimated fair values would necessarily have been realized. The estimated fair values should not be considered to apply at subsequent dates. Other assets and liabilities that are not defined as financial instruments are not included in the above disclosures. Such assets and liabilities would include, among others, property and equipment, financing leases and the intangible value of the Company's customer base and profit potential.

NOTE 18 - CONDENSED PARENT-ONLY FINANCIAL STATEMENTS

Balance Sheets for PFC as of December 31:

                                                                  1997            1996
                                                                  ----            ----
                                                                 (Dollars in thousands)
ASSETS
    Cash and cash equivalents                                 $      64      $      66
    Investment in subsidiary                                      9,705          9,446
    Loan receivable from subsidiary                               1,270          1,000
    Other assets                                                     71             66
                                                              ---------      ---------
         Total assets                                         $  11,110      $  10,578
                                                              =========      =========

LIABILITIES
    Other liabilities                                         $     104      $       2
SHAREHOLDERS' EQUITY
    Total shareholders' equity                                   11,006         10,576
                                                              ---------      ---------
         Total liabilities and shareholders' equity           $  11,110      $  10,578
                                                              =========      =========

--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
--------------------------------------------------------------------------------

NOTE 18 - CONDENSED PARENT ONLY FINANCIAL STATEMENTS (Continued)

Statements of Operations for PFC for the year ended December 31:

                                                                1997            1996
                                                                ----            ----
                                                               (Dollars in thousands)
    INCOME
    Dividends from subsidiary                                 $   1,168      $   1,650
    Interest income                                                  32              8
                                                              ---------      ---------
                                                                  1,200          1,658
    EXPENSE
    Other operating expense                                          82             22
                                                              ---------      ---------

    INCOME BEFORE INCOME TAXES AND EQUITY
      IN SUBSIDIARY EARNINGS                                      1,118          1,636
    Income tax benefit                                              (15)            (3)
                                                              ---------      ---------
    INCOME BEFORE EQUITY IN
      SUBSIDIARY EARNINGS                                         1,133          1,639
    Equity in undistributed
     subsidiary earnings                                             64         (1,700)
                                                              ---------      ---------

    NET INCOME (LOSS)                                         $   1,197      $     (61)
                                                              =========      =========

Statements of Cash Flows for PFC for the year ended December 31:

                                                                1997            1996
                                                                ----            ----
                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $   1,197      $     (61)
    Adjustments to reconcile net income to
     net cash from operating activities
       Equity in undistributed income of subsidiary                 (64)
       Distributions in excess of subsidiary earnings                            1,700
       Change in other assets and other liabilities                  97            (64)
                                                              ---------      ---------
      Net cash from operating activities                          1,230          1,575

CASH FLOWS FROM INVESTING ACTIVITIES
    Loans to subsidiary, net of principal repayments               (270)        (1,000)
                                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Purchase of treasury shares                                    (963)          (436)
    Proceeds from exercise of stock options                         174             57
    Cash dividends paid                                            (173)          (130)
                                                              ---------      ---------
      Net cash from financing activities                           (962)          (509)
                                                              ---------      ---------

Net change in cash and cash equivalents                              (2)            66

Cash and cash equivalents at beginning of year                       66
                                                              ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $      64      $      66
                                                              =========      =========

--------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Potters Financial Corporation
East Liverpool, Ohio


We have audited the accompanying consolidated balance sheets of Potters Financial Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Potters Financial Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                              /s/ CROWE, CHIZEK AND COMPANY LLP
                                              Crowe, Chizek and Company LLP

Columbus, Ohio
February 6, 1998

ITEM 8.    CHANGE IN ACCOUNTANTS.

No changes in or disagreements with the independent accountants have occurred.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information contained in the Proxy Statement under the captions "PROPOSAL ONE - ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION.

The information contained in the Proxy Statement under the caption "Compensation of Directors and Executive Officers" is incorporated herein by reference.

ITEM 11.   OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained in the Proxy Statement under the caption "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                           Item 3. Amended Articles of Incorporation and Code of Regulations

                           Item 10.   Material contracts

                           Item 11. Statement re: computation of per share earnings

                           Item 20. Proxy Statement for the 1998 Annual Meeting of Shareholders

                           Item 21.   Subsidiaries of Registrant

                           Item 23.   Consent of Independent Accountants

                           Item 27.   Financial Data Schedule

                           Item 99. Safe Harbor Under the Private Securities Litigation Reform Act of 1995

           (b) No current report on Form 8-K was filed by PFC during the fourth quarter of 1997.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Potters Financial Corporation



                                           By /s/  EDWARD L. BAUMGARDNER
                                              --------------------------
                                              Edward L. Baumgardner
                                              President, Chief Executive Officer
                                              and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/  W. GAYLORD BILLINGSLEY                    By /s/  ARTHUR T. DOAK
   ---------------------------                       -------------------
   W. Gaylord Billingsley                            Arthur T. Doak
   Director                                          Director

Date:  March 13, 1998                             Date:  March 13, 1998


By /s/  WILLIAM L. MILLER                         By /s/  TIMOTHY M. O'HARA
   ----------------------                            ----------------------
   William L. Miller                                 Timothy M. O'Hara
   Director                                          Director

Date:  March 13, 1998                             Date:  March 13, 1998


By /s/  PETER D. VISNIC                           By /s/  SUZANNE B. FITZGERALD
   --------------------                              --------------------------
   Peter D. Visnic                                   Suzanne B. Fitzgerald
   Director                                          Director

Date:  March 13, 1998                             Date:  March 13, 1998


By /s/  ANNE S. MYERS
   ------------------
   Anne S. Myers
   Vice President, Secretary,
   Chief Operating/Financial  Officer

Date:  March 13, 1998

--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION                                                                     PAGE NUMBER
------     -----------                                                                     -----------
 3.1      Articles of Incorporation of Potters Financial                Incorporated by reference to the
          Corporation                                                   Form 8-A filed with the Securities
                                                                        and Exchange Commission (the
                                                                        "SEC") on March 4, 1996 (the "8-A").

 3.2      Code of Regulations of Potters Financial Corporation          Incorporated by reference to the 8-A.

10.1      The Potters Savings and Loan Company                          Incorporated by reference to the
          Stock Option Plan                                             Annual Report on Form 10-KSB for the
                                                                        fiscal year ended December 31, 1995
                                                                        (the "1995 10-KSB"), Exhibit 10.1.

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

10.4      Lease dated February 1, 1983, by and                          Incorporated by reference to the
          between Billingsley, Incorporated and The                     1995 10-KSB, Exhibit 10.5.
          Potters Savings and Loan Company

10.5      Employment Contract with Edward L. Baumgardner                Incorporated by reference to the
                                                                        Annual Report on Form 10-KSB
                                                                        for the fiscal year ended
                                                                        December 31, 1996 (the "1996 10-KSB"),
                                                                        Exhibit 10.5.

10.6      Employment Contract with Albert E. Sampson                    Incorporated by reference to the
                                                                        1996 10-KSB, Exhibit 10.6.

10.7      Employment Contract with Anne S. Myers                        Incorporated by reference to the
                                                                        Quarterly Report on Form 10-QSB
                                                                        for the quarter ended June 30, 1997,
                                                                        Exhibit 10.

10.8      Potters Financial Corporation 1998 Stock                      Incorporated by reference to the
          Option and Incentive Plan                                     definitive Proxy Statement for the
                                                                        1998 Annual Meeting of Shareholders.

11        Statement re:  computation of earnings per share              See Note 1 to the consolidated
                                                                        financial statements included
                                                                        herewith.

20        Proxy Statement for the 1998 Annual                           Incorporated by reference to the
          Meeting of Shareholders                                       definitive Proxy Statement for the
                                                                        1998 Annual Meeting of Shareholders
                                                                        to be filed.

21        Subsidiaries of Registrant                                    Incorporated by reference to the 1995
                                                                        10-KSB, Exhibit 21.

23        Consent of Independent Accountants                            Included herewith.

27        Financial Data Schedule                                       Included herewith.

99        Safe Harbor Under the Private Securities                      Included herewith.
          Litigation Reform Act of 1995

--------------------------------------------------------------------------------