Form 10KSB/A
period 1997-12-31
POTTERS FINANCIAL CORP
filed 1998-03-26
CIK 1010476

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
      [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT  OF 1934 [No Fee Required]

For the Fiscal Year Ended December 31, 1997
                          -----------------

      [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from __________ to __________

                         Commission file number: 0-27980

                          POTTERS FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             OHIO                                               34-1817924
-------------------------------                             -------------------
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

                         Index to Exhibits is on page 4

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

                   Item 27.   Financial Data Schedules*

                   Item 99. Safe Harbor Under the Private Securities Litigation Reform Act of 1995

         (b) No current report on Form 8-K was filed by PFC during the fourth quarter of 1997.

-----------
* Amended and Restated Financial Data Schedule for the year ended December 31, 1996 is filed herewith.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Potters Financial Corporation

                                          By /s/ Edward L. Baumgardner
                                             -----------------------------------
                                              Edward L. Baumgardner
                                              President, Chief Executive Officer
                                              and Director

                                          Date:  March 26, 1998

                                INDEX TO EXHIBITS
    EXHIBIT
    NUMBER         DESCRIPTION                                                        PAGE NUMBER
    -------        -----------                                                        -----------
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

    20         Proxy Statement for the 1998 Annual                         Incorporated by reference to
               Meeting of Shareholders                                     the definitive Proxy
                                                                           Statement for the
                                                                           1998 Annual Meeting of
                                                                           Shareholders
                                                                           to be filed.

    21         Subsidiaries of Registrant                                  Incorporated by reference to
                                                                           the 1995 10-KSB, Exhibit 21.

    23         Consent of Independent Accountants                          Previously filed.

    27.1       Financial Data Schedule for the year ended                  Previously filed.
               December 31, 1997

    27.2*      Amended and Restated Financial Data Schedule                Included herewith.
               for the year ended December 31, 1996

    99         Safe Harbor Under the Private Securities                    Previously filed.
               Litigation Reform Act of 1995

-----------
* Filed herewith.