Form 10QSB
period 1998-03-31
POTTERS FINANCIAL CORP
filed 1998-05-11
CIK 1010476

                                                              Page 1 of 20 pages


                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE
         TRANSITION PERIOD FROM                TO
                                --------------    --------------

                         Commission file number: 0-27980
                                                 -------

                          Potters Financial Corporation
                          -----------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

             Ohio                                              34-1817924
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

   519 Broadway, East Liverpool, Ohio                             43920
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code       (330) 385-0770
                                                    ----------------

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

Common Shares, no par value                     Outstanding at April 30, 1998
                                                    966,936 Common Shares

Transitional Small Business Disclosure Format (check one):

         Yes                              No    X
              -------                        -------

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1998

                         Part I - Financial Information

Item 1.  Financial Statements

         Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-QSB as referenced below:

                                                                    Page
                                                                    Number (s)

Consolidated Balance Sheets                                           3

Consolidated Statements of Operations and Comprehensive Income        4

Consolidated Statements of Changes in Shareholders' Equity            5

Consolidated Statements of Cash Flows                                 6-7

Notes to Consolidated Financial Statements                            8-12

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations            13-18

                           Part II - Other Information

Item 1.      Legal Proceedings                                        19

Item 2.      Change in Securities                                     19

Item 3.      Defaults Upon Senior Securities                          19

Item 4.      Submission of Matters to a Vote of
             Security Holders                                         19

Item 5.      Other Information                                        19

Item 6.      Exhibits and Reports on Form 8-K                         19

Signatures                                                            20

                               POTTERS FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS (unaudited)
                                  (Dollars in thousands)
-----------------------------------------------------------------------------------------
                                                                March 31,    December 31,
                                                                  1998          1997
                                                                  ----          ----
ASSETS

      Cash and due from banks                                   $  4,839      $  3,348
      Interest-bearing deposits with Federal Home Loan Bank        3,440           459
      Federal funds sold and cash management account               3,729             9
                                                                --------      --------
         Cash and cash equivalents                                12,008         3,816
      Securities available for sale,
        at estimated fair value                                    4,977         5,474
      Securities held to maturity (estimated
        fair value: March 31, 1998 - $24,872;
        December 31, 1997 - $27,116)                              24,884        27,158
      Federal Home Loan Bank stock                                   874           859
      Loans receivable, net                                       80,639        82,093
      Premises and equipment, net                                  1,711         1,742
      Other assets                                                 1,485         1,495
                                                                --------      --------

         Total assets                                           $126,578      $122,637
                                                                ========      ========

LIABILITIES

      Deposits                                                  $102,390      $100,094
      Federal Home Loan Bank advances                             12,427         9,993
      Accrued expenses and other liabilities                         740         1,544
                                                                --------      --------

         Total liabilities                                       115,557       111,631

SHAREHOLDERS' EQUITY

      Common shares, no par value
        Authorized: 2,000,000 shares;
         Issued:  1,115,028 shares in 1998 and
         1,111,828 shares in 1997
      Paid-in capital                                              5,183         5,159
      Treasury shares, at cost:  148,092 shares
         in 1998 and 138,592 shares in 1997                       (1,583)       (1,399)
      Unearned compensation on
        recognition and retention plan                               (87)          (87)
      Unrealized loss on investment
        securities available for sale, net of tax                    (15)          (17)
      Retained earnings, substantially restricted                  7,523         7,350
                                                                --------      --------
         Total shareholders' equity                               11,021        11,006
                                                                --------      --------

         Total liabilities and shareholders' equity             $126,578      $122,637
                                                                ========      ========


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (unaudited)
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                     Three months ended
                                                          March 31,
                                                     ------------------
                                                      1998        1997
                                                      ----        ----
INTEREST INCOME

      Loans                                          $1,679      $1,344
      Securities                                        491         672
      Other interest income                              53          19
                                                     ------      ------
         Total interest income                        2,223       2,035
                                                     ------      ------

INTEREST EXPENSE

      Interest on deposits                            1,073       1,004
      Other interest expense                            162          79
                                                     ------      ------
         Total interest expense                       1,235       1,083
                                                     ------      ------

NET INTEREST INCOME                                     988         952

Provision for loan losses                                          (350)
                                                     ------      ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                             988       1,302

Loan and security gains                                  22
Other noninterest income                                 85          74
                                                     ------      ------
         Total noninterest income                       107          74
                                                     ------      ------

Compensation and benefits                               375         330
Occupancy and equipment                                  90          94
FDIC deposit insurance premiums                          16          16
Other noninterest expense                               279         272
                                                     ------      ------
         Total noninterest expense                      760         712
                                                     ------      ------

INCOME BEFORE INCOME TAX                                335         664

Income tax expense                                      113         226
                                                     ------      ------

NET INCOME                                              222         438

Other comprehensive income:
Change in unrealized loss on
 securities available for sale                            2         (80)
                                                     ------      ------

COMPREHENSIVE INCOME                                 $  224      $  358
                                                     ======      ======

Earnings per common share
         Basic                                       $ 0.24      $ 0.45
                                                     ======      ======

         Diluted                                     $ 0.23      $ 0.44
                                                     ======      ======

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                          1998            1997
                                                          ----            ----

BALANCE - JANUARY 1                                     $11,006         $10,576

Net income for the three months ended March 31              222             438

Issuance of 3,200 common shares for the exercise
 of stock options in 1998                                    24

Purchase of treasury shares (9,500 in 1998
 and 50,000 in 1997)                                       (184)           (487)

Cash dividends declared ($.05 per share in 1998
 and $.035 per share in 1997)                               (49)            (36)

Change in net unrealized loss on
 securities available for sale                                2             (80)
                                                        -------         -------

BALANCE - MARCH 31                                      $11,021         $10,411
                                                        =======         =======

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                             POTTERS FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (Dollars in thousands)
--------------------------------------------------------------------------------------
                                                                 Three months ended
                                                                      March 31,
                                                                1998            1997
                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                               $   222         $   438

      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                              53              48
         Provision for loan losses                                                (350)
         Net investment amortization                                12              11
         Net gain on:
             Securities                                            (11)
             Loans                                                 (11)
             Foreclosed real estate and
               repossessed assets                                                  (50)
         Stock dividend on FHLB stock                              (15)            (15)
         Change in other assets and liabilities                   (702)             90
                                                               -------         -------

                Net cash from operating activities                (452)            172
                                                               -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES

      Securities available for sale
             Proceeds from calls and maturities                    500
      Securities held to maturity
         Proceeds from repayments, calls and maturities          2,274             854
      Net decrease in loans                                      2,862           1,129
      Loan purchases                                            (2,000)         (5,924)
      Proceeds from sale of loans                                  596
      Proceeds from sale of foreclosed real estate
        and repossessed assets                                                      50
      Property and equipment expenditures                          (16)            (42)
                                                               -------         -------

         Net cash from investing activities                      4,216          (3,933)
                                                               -------         -------

--------------------------------------------------------------------------------
                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
         CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                           Three months ended
                                                                March 31,
                                                           1998           1997
                                                           ----           ----

CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in deposits                             2,296            687
      Proceeds from FHLB advances                          2,500          4,000
      Repayments of FHLB advances                            (66)        (1,565)
      Net change in official checks                          (22)          (169)
      Net decrease in advances from
        borrowers for taxes and insurance                    (71)           (72)
      Purchase of treasury shares                           (184)          (487)
      Issuance of common shares for
        exercise of stock options                             24
      Cash dividends paid                                    (49)           (36)
                                                         -------        -------

         Net cash from financing activities                4,428          2,358
                                                         -------        -------

Net change in cash and cash equivalents                    8,192         (1,403)

Cash and cash equivalents at beginning of year             3,816          4,585
                                                         -------        -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $12,008        $ 3,182
                                                         =======        =======


Supplemental disclosures of cash flow information
      Cash paid during the year for:
         Interest                                        $ 1,236        $ 1,059
         Income taxes                                        195             85

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

The accompanying consolidated financial statements include the accounts of PFC and Potters. All significant intercompany transactions and balances have been eliminated in consolidation. These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at March 31, 1998, and its results of operations and statements of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of PFC and notes thereto included in the 1997 Annual Report.

Comprehensive income is now reported for all periods under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," adopted in 1998. Comprehensive income for PFC includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale. The prior period Statement of Operations has been restated to include comprehensive income.

Earnings per share was computed under the provisions of SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS includes no dilution and is computed by dividing earnings for the year available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. The weighted average number of shares outstanding was 936,207 for the first quarter of 1998 and 977,696 for the three months ended March 31, 1997. The weighted average number of shares outstanding for the calculation of diluted EPS was 968,999 for the first quarter of 1998 and 997,248 for the three months ended March 31, 1997.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

NOTE 2 - SECURITIES

At March 31, 1998, the amortized cost and estimated fair value of securities are as follows:

                                                              Gross          Gross        Estimated
                                              Amortized     Unrealized     Unrealized       Fair
                                                Cost          Gains          Losses         Value
                                                ----          -----          ------         -----
                                                             (Dollars in thousands)
Securities available for sale:
       U.S. Treasury and U.S.
         Government agencies                   $ 5,000         $             $ (23)        $ 4,977
                                               =======         ====          =====         =======
Securities held to maturity:
        U.S. Treasury and U.S.
          Government agencies                  $ 4,630         $  4          $  (7)        $ 4,627
        Obligations of states and
          political subdivisions                   169           11                            180
        Other securities                           584            7                            591
        Agency issued mortgage-
         backed securities                      19,501          114           (141)         19,474
                                               -------         ----          -----         -------

                                               $24,884         $136          $(148)        $24,872
                                               =======         ====          =====         =======

--------------------------------------------------------------------------------
                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at March 31,1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Available for Sale            Held to Maturity
                                                       ------------------            ----------------
                                                     Amortized    Estimated      Amortized      Estimated
                                                       Cost       Fair Value       Cost         Fair Value
                                                       ----       ----------       ----         ----------
                                                                       (Dollars in thousands)
        Due in one year or less                       $4,500        $4,478        $ 3,636        $ 3,634
        Due after one year through five years         $  500        $  499             70             69
        Due after five years through ten years                                      1,093          1,103
        Due after ten years                                                           584            592
        Agency issued mortgage-
         backed securities                                                         19,501         19,474
                                                      ------        ------        -------        -------

                                                      $5,000        $4,977        $24,884        $24,872
                                                      ======        ======        =======        =======

An available-for-sale security totaling $500,000 was called at par during the first three months of 1998. During the first quarter of 1998, agency securities held to maturity totaling $750,000 were called, resulting in a gross gain of $11,000, and a $500,000 agency security matured. No gains or losses were recorded from investment activity in the first quarter of 1997. The net unrealized holding loss on securities available for sale decreased by $2,000 during the first quarter of 1998.

The carrying value of investment securities pledged as collateral for public funds amounted to $5.6 million at March 31, 1998.

At December 31, 1997, the amortized cost and estimated fair value of securities are as follows:

                                                        Gross        Gross        Estimated
                                        Amortized     Unrealized   Unrealized       Fair
                                          Cost          Gains        Losses         Value
                                          ----          -----        ------         -----
                                                      (Dollars in thousands)
Securities available for sale:
        U.S. Treasury and U.S.
         Government agencies             $ 5,499        $            $ (25)        $ 5,474
                                         =======        ====         =====         =======


Securities held to maturity:
        U.S. Treasury and U.S.
          Government agencies            $ 5,866        $ 12         $ (15)        $ 5,863
        Obligations of states and
          political subdivisions             168          13                           181
        Other securities                     632          13                           645
        Agency issued mortgage-
          backed securities               20,492         119          (184)         20,427
                                         -------        ----         -----         -------

                                         $27,158        $157         $(199)        $27,116
                                         =======        ====         =====         =======

--------------------------------------------------------------------------------
                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized below:

                                                       March 31,       December 31,
                                                         1998             1997
                                                         ----             ----
                                                         (Dollars in thousands)
Real estate loans
        One-to-four family residences                   $65,176         $66,718
        Loans held for sale                                 171             106
        Nonresidential property                           6,342           6,211
        Multifamily and other                             1,511           1,537
                                                        -------         -------
                                                         73,200          74,572
                                                        -------         -------

Consumer and other loans
        Home equity loans                                 5,199           5,224
        Secured, unsecured consumer
         loans and lines of credit                        2,012           2,064
        Commercial business loans                           875             862
        Other                                             1,526           1,575
                                                        -------         -------
                                                          9,612           9,725
                                                        -------         -------

        Total loan principal balances                    82,812          84,297
        Loans in process                                   (279)           (340)
        Unearned interest, purchase premiums
         and deferred fees, net                             298             279
        Allowance for loan losses                        (2,192)         (2,143)
                                                        -------         -------

                                                        $80,639         $82,093
                                                        =======         =======

Activity in the allowance for loan losses is as follows:

                                                 Three months ended
                                                      March 31,
                                              --------------------------
                                               1998               1997
                                               ----               ----
                                                (Dollars in thousands)
      Balance at beginning of year            $2,143             $2,630
      Provision for loan losses                                    (350)
      Recoveries                                  56                  4
      Charge-offs                                 (7)               (30)
                                              ------             ------

      Balance at end of year                  $2,192             $2,254
                                              ======             ======

Nonaccrual and renegotiated loans totaled $160,000 and $207,000 at March 31, 1998 and December 31, 1997, respectively. Potters is not committed to lend additional funds to debtors whose loans have been modified.

Information regarding impaired loans is as follows:

                                                                 Three months ended
                                                                      March 31,
                                                                ----------------------
                                                                 1998           1997
                                                                 ----           ----
                                                                (Dollars in thousands)
Average investment in impaired loans                              $0            $365
                                                                  ==            ====

Interest income recognized on impaired loans
  including interest income recognized on a cash basis            $0            $  0
                                                                  ==            ====

Interest income recognized on impaired loans
  on a cash basis                                                 $0            $  0
                                                                  ==            ====

--------------------------------------------------------------------------------
                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE (Continued)

Information regarding impaired loans, which are included in nonaccrual and renegotiated loans disclosed above, is as follows:

                                                       March 31,   December 31,
                                                         1998          1997
                                                         ----          ----
                                                       (Dollars in thousands)

Balance of impaired loans                                 $0            $0
Less portion for which no allowance for
  loan losses is allocated                                 0             0
                                                          --            --

Portion of impaired loan balance for which an
  allowance for loan losses is allocated                  $0            $0
                                                          ==            ==

Portion of allowance for loan losses allocated
  to the impaired loan balance                            $0            $0
                                                          ==            ==


NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances are as follows:

                                                                  March 31,       December 31,
                                                                    1998              1997
                                                                    ----              ----
                                                                    (Dollars in thousands)
Variable-rate advances with monthly interest payments:
     5.90% advance due April 29, 1998                             $ 1,300            $1,300

Fixed-rate advances with monthly interest payments:
    6.30% advance due June 24, 1998                                 2,000             2,000
    5.67% advance due November 27, 1998                               750               750
    6.50% advance due June 26, 1999                                 2,700             2,700
    6.50% advance due June 27, 2000                                 1,500             1,500
    6.50% advance due October 17, 2000                              1,500             1,500
    5.13% advance due March 17, 2008(1)                             2,500

Fixed-rate advances with monthly principal and
 interest payments:
    6.05% advance due August 14, 1998                                  83               133
5.85% advance due September 1, 1999                                    94               110
                                                                  -------            ------

                                                                  $12,427            $9,993
                                                                  =======            ======

----------
(1) Convertible fixed-rate advance which, at the FHLB's option, can be converted to the London Interbank Offering Rate on a quarterly basis after the first year. If the FHLB exercises its option, Potters may pay off the advance in whole or in part on any of the quarterly repricing dates without prepayment penalty.

FHLB advances obtained through the Community Investment Program are amortizing loans requiring monthly principal payments. As of March 31, 1998, the aggregate future minimum annual principal payments on FHLB advances were $4.2 million in 1998, $2.7 million in 1999, $3.0 million in 2000 and $2.5 million thereafter. As of March 31, 1998, the Company was approved to borrow $5.0 million in cash management advances. FHLB advances are collateralized by all shares of FHLB stock owned by Potters and by 100% of its qualified real estate loan portfolio.

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

Loan Commitments
----------------

As of March 31, 1998, Potters had commitments to make loans (at market rates) and unused lines of credit approximating $5.9 million, of which $1.0 million carry fixed rates of 6.875% to 14.00%, and $4.9 million carry adjustable rates. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK

Most of Potters' current business activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. At March 31, 1998, the loan portfolio included approximately $24.7 million of purchased residential real estate loans, $21.6 million on properties located in northwestern Ohio and $3.1 million on properties in southwestern Ohio. As of March 31, 1998, the loan portfolio also included approximately $2.1 million in nonresidential real estate loans secured by property located in the State of Colorado.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Potters Financial Corporation, a unitary thrift holding company ("PFC"), owns all of the outstanding shares of The Potters Savings and Loan Company ("Potters"), a savings and loan institution. In the following pages, management presents an analysis of PFC's financial condition as of March 31, 1998 and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Potters' general market area. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements. See Exhibit 99, attached hereto, which is incorporated herein by reference.

Without limiting the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

         Results of Operations - Management's statements regarding the amount and adequacy of the allowance for loan losses and future loan loss provisions.

         Statements regarding management's intent to continue the shifting of funds from securities and other investments into loans.

         Financial Condition - Statements regarding the strategic focus and long-term goals of Potters.

         Management's statements regarding its plan for loan growth and its belief that the recently opened loan production office will enable Potters to become less reliant on loan purchases to grow the loan portfolio.

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

RESULTS OF OPERATIONS

PFC recorded net income of $222,000 for the three months ended March 31, 1998, compared to $438,000 for the first quarter of 1997. Basic and diluted earnings per share for the three months ended March 31, 1998 were $.24 and $.23, while basic and diluted earnings per share for the comparable period in 1997 were $.45 and $.44. The return on average assets for the three months ended March 31, 1998 was .71% compared to 1.53% for the same period in 1997, while the return on shareholders' equity was 7.93% for the first quarter of 1998 compared to 16.56% for the three months ended March 31, 1997. The primary reason for the decline in net income from the first quarter of 1997 to the first quarter of 1998 was a negative provision for loan losses of $350,000 in 1997, which had an after-tax positive impact on first quarter 1997 earnings of $231,000, or $.24 per basic share. Excluding this item, earnings increased from $207,000 during the first quarter of 1997 to $222,000 for the first quarter of 1998, an increase of 7.2%.

The increase in net income in the first quarter of 1998 compared to the first quarter of 1997, excluding the 1997 negative provision, resulted primarily from a 3.8% increase in net interest income and a 44.6% increase in noninterest income. Noninterest expense increased $48,000 during the three months ended March 31, 1998 compared to the same period in 1997.

The $188,000 increase in interest income during the first three months of 1998 compared to the same period in 1997 has resulted from continued efforts to restructure the balance sheet. Funds from loan and security repayments, maturities and calls, deposit inflows and Federal Home Loan Bank ("FHLB") advances were used to originate and purchase residential real estate loans. However, it has become more difficult to purchase adjustable-rate loans than in 1997 as consumers prefer long-term fixed-rate loans during the current low rate environment. Significant prepayments on loans during 1998 have made it difficult to maintain earning asset balances. Loans receivable increased from $67.6 million at March 31, 1997, to $80.6 million at March 31, 1998, an increase of 19.3%, but declined $1.5 million during the first quarter of 1998, from $82.1 million at December 31, 1997. Income on loans increased $335,000, or 24.9%, during the first quarter of 1998 compared to the first quarter of 1997, while interest on securities declined $181,000, or 26.9% during the same time period. Other interest income increased $34,000 in 1998 due to the investment of excess funds in short-term instruments so funds are accessible when loan purchases become available and originations increase.

Interest expense increased $152,000 from the first quarter of 1997 to the first quarter of 1998 due primarily to a $4.4 million, or 4.5%, increase in deposits and a $4.9 million, or 65.3%, increase in FHLB advances from March 31, 1997 to March 31, 1998.

Net interest income increased from $952,000 during the first three months of 1997 to $988,000 for 1998, an increase of $36,000, or 3.8%. In accordance with its strategic plan, Potters continued to change its asset mix by shifting from securities to loans. The flat yield curve and low interest rates during the first quarter of 1998 have narrowed the interest rate spread and caused significant prepayment in both loans and securities. Despite the rate environment, the yield on interest-earning assets increased from 7.50% for the first quarter of 1997, to 7.57% for the first quarter of 1998 as Potters' assets shifted from lower-yielding securities into higher-yielding loans. The major cause of the shrinking spread was an increase in the cost of funds, from 4.27% in the first quarter of 1997, to 4.49% in the first quarter of 1998. Competition for deposits in the local market is intense and Potters' interest costs on certificates of deposit have increased fifteen basis points over the first quarter of 1997, and a new savings account indexed to the 90-day Treasury bill has caused a fourteen basis point increase in savings account interest in 1998 over the first quarter of 1997. In addition, Potters has utilized FHLB advances, which tend to cost more than deposits, over the last year to fund loan growth. The net interest rate spread has declined from 3.23% for the first quarter of 1997, to 3.08% during the first quarter of 1998.

The allowance for loan losses at March 31, 1998 was $2.2 million, representing an increase of $49,000 from $2.1 million at December 31, 1997, primarily due to recoveries of $56,000, offset by charge-offs of $7,000. Recoveries resulted primarily from monthly payments from the bankruptcy Trustee relating to the Bennett Funding Group equipment lease credits. During the first three months of 1997, the allowance for loan losses declined $376,000 due primarily to a negative loan loss provision relating to the payoff of a nonperforming real estate loan on property located in Colorado. The negative provision removed excess allowances for loan losses resulting from the decline in nonperforming loans and the risk composition of Potters' loan portfolio. During the first quarter of 1997, net loan charge-offs totaled $26,000. Due to the current level of unallocated allowances, no provision for loan losses is planned for the remainder of 1998, although no assurances can be given that provisions will not be made during that time if circumstances change, such as increases in the loan portfolio, changes in the economy or increases in nonperforming loans.

Nonperforming loans of $160,000 at March 31, 1998 represented decreases of $47,000 from nonperforming loans of $207,000 at December 31, 1997, and $815,000 from nonperforming loans of $975,000 at March 31, 1997. The allowance for loan losses increased from 231.2% of nonperforming loans at March 31, 1997, to 1,035.3% at December 31, 1997 and to 1,368.9% at March 31, 1998. No loans were designated impaired at March 31, 1998 or December 31, 1997, but totaled $365,000 at March 31, 1997, consisting of the Bennett Funding Group lease credits.

Noninterest income increased $33,000 for the three months ended March 31, 1998, compared to the respective period in 1997. During 1998, gains resulting from loan sales and a call of a security were recognized. Real estate loans totaling $585,000 were sold on a servicing-released basis, resulting in gains of $11,000. Potters recently became a seller/servicer with the Federal Home Loan Mortgage Corporation ("FHLMC"), which will enable it to control its interest rate risk through sales of long-term fixed-rate real estate loans into the secondary mortgage market while maintaining the servicing, a new source of fee income. An $11,000 gain was recognized on the call of a security held to maturity during the first quarter of 1998. No gains or losses on loans or securities were recorded during the first quarter of 1997. Other noninterest income increased 14.9% during the first quarter of 1998 compared to the first quarter of 1997. The increase during 1998 compared to 1997 resulted primarily from an increase in service charges on deposits from increased checking accounts and an increase in other income, primarily from higher ATM and VISA Check Card income.

Noninterest expense increased $48,000 during the first quarter of 1998 compared to the first quarter of 1997. Included in noninterest expense in 1997 was a $50,000 gain on the sale of foreclosed real estate located in Colorado. Excluding the gain, noninterest expense actually declined $2,000 from 1997 to 1998. Potters continues to follow its plan of blending the developing skills of its employees with new technology to provide superior service to customers. Compensation and benefits increased in 1998 over the first quarter of 1997 primarily from the addition of employees with commercial lending, loan processing, sales and branch management expertise. Automated teller machine ("ATM") expenses relating to Potters ATMs, ATM cards and VISA Check Cards have increased, but legal and professional fees, insurance and printing and supplies expenses have declined compared to the first quarter of 1997.

FINANCIAL CONDITION

PFC's assets at March 31, 1998 totaled $126.6 million, an increase of $3.9 million, or 3.2%, from $122.6 at December 31, 1997. Potters has attempted to continue the restructure of its balance sheet during the first quarter of 1998 in accordance with its strategic focus and long-term goals of increasing interest income and the interest rate spread. The interest rate environment and flat yield curve, however, have caused difficulty in locating adjustable-rate loan purchases and have produced significant prepayments in both loans and securities, generating excess funds. As a result, cash and cash equivalents increased $8.2 million as Potters invested excess funds into short-term investments to be available to fund loan growth.

Securities available for sale decreased $497,000, to $5.0 million at March 31, 1998, compared to $5.5 million at December 31, 1997. One available-for-sale security was called during the first quarter of 1998. Securities designated as available for sale are carried at their fair values, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale, net of tax, decreased from $17,000 at year-end 1997 to $15,000 at March 31, 1998.

At March 31, 1998, the held-to-maturity securities portfolio totaled $24.9 million, a decrease of $2.3 million from $27.2 million at December 31, 1997. Two agency securities totaling $750,000 were called during the first quarter of 1998, one resulting in a gain of $11,000. Another agency security totaling $500,000 matured during the first quarter of 1998, while repayments on held-to-maturity securities totaled over $1.0 million. In addition, higher-rate mortgage-backed securities prepaid more quickly and adjustable-rate mortgage-backed securities repriced downward, putting pressure on the interest rate spread.

Net loans receivable decreased $1.5 million, from $82.1 million at December 31, 1997, to $80.6 million at March 31, 1998. The scarcity of adjustable-rate loan purchases during 1998 was illustrated in a decline in loan purchases, from $5.9 million during the first quarter of 1997, to $2.0 million during the first quarter of 1998. The flat yield curve caused significant refinancing activity and prepayments, causing a net decrease in loans, excluding loan purchases, of $2.9 million during the first quarter of 1998, compared to $1.1 million during the first quarter of 1997. Potters opened its first loan production office in the Boardman area, a suburb of Youngstown, Ohio, in April 1998. The area is growing, with new residential construction and business expansion. Potters' plan is to utilize this loan production office to become less reliant on loan purchases to grow the portfolio, although there can be no assurance that the demand for loans will continue in surrounding local areas or that the Boardman office will successfully penetrate that market. Potters' initiation of a 30-year fixed-rate real estate loan program and sales of such loans on a servicing-released basis have generated gains, but the recent acquisition of seller/servicer status with FHLMC will enable Potters to retain the servicing on its 30-year loans, a new source of noninterest income.

Total deposits increased $2.3 million, or 2.3%, during the first three months of 1998, from $100.1 million at December 31, 1997 to $102.4 million at March 31, 1998. Inflows occurred primarily in the Treasury Index savings account and in certificates of deposit. The Treasury Index savings account was developed in late 1997 to aid in retaining funds which would otherwise flow to accounts at brokerage firms. Potters has also aggressively priced selected certificates of deposit with maturities exceeding one year in an attempt to maintain deposit levels despite strong competition for certificates of deposit in the local area. The Asset and Liability Management Committee continues to focus on strategies for reduced interest rate risk and responsible deposit management.

FHLB advances totaled $12.4 million at March 31, 1998, compared to $10.0 million at December 31, 1997. An advance totaling $2.5 million received during the first three months of 1998 was part of a special FHLB program in which, after the first year, the FHLB has the option to convert the ten-year fixed-rate advance to the London Interbank Offering Rate on a quarterly basis. If the FHLB exercises its option, Potters may pay off the advance in whole or in part on any of the quarterly repricing dates without prepayment penalty.

Shareholders' equity increased $15,000 during the first quarter of 1998. Net income of $222,000 for the three months ended March 31, 1998, the issuance of 3,200 common shares upon the exercise of stock options with exercise prices totaling $24,000 and a $2,000 decrease in the net unrealized loss on securities available for sale increased shareholders' equity during the quarter. Offsetting the increase was the purchase of 9,500 shares for a total of $184,000 and the payment of $49,000 in dividends during the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Potters' normal, recurring sources of funds are primarily customer deposits, securities available for sale, maturities, calls and repayments of securities held to maturity, loan repayments and other funds provided by operations. Potters has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

The most significant components of cash flows from investing activities during the first three months of 1998 were loan repayments and other decreases in net loans of $2.9 million and proceeds from repayments, calls and maturities of securities held to maturity of $2.3 million, somewhat offset by loan purchases of $2.0 million. Investing activities during the first three months of 1997 included loan purchases of $5.9 million, offset by a net decrease in loans of $1.1 million and proceeds from repayments, calls and maturities of securities held to maturity of $854,000.

Financing activities during the three months ended March 31, 1998 included proceeds from FHLB advances of $2.5 million and net deposit inflows of $2.3 million. In addition, PFC purchased 9,500 PFC shares for a total of $184,000 during the first quarter of 1998. Deposit inflows of $687,000 occurred during the first three months of 1997, while FHLB advance activity included proceeds of $4.0 million and repayments totaling $1.6 million.

Potters' average regulatory liquidity ratio for March 1998 was 20.32%. At March 31, 1998, Potters had commitments to originate loans of $1.0 million and unused lines of credit totaling $4.9 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters' capital levels as of March 31, 1998 (dollars in thousands):

                               Tangible                Core                Risk-based
                                Capital               Capital                Capital
                            ---------------      ----------------       ----------------
                            Amount      %        Amount       %         Amount       %
                            ------     ---       ------      ---        ------      ---
Regulatory capital -
  computed                  $9,892     7.88%     $9,892      7.88%     $10,667     17.62%
Minimum capital
  requirement                1,882     1.50       3,764      3.00        4,844      8.00
                            ------     ----      ------      ----      -------     -----

Regulatory capital -
  excess                    $8,010     6.38%     $6,128      4.88%     $ 5,823      9.62%
                            ======     ====      ======      ====      =======     =====

YEAR 2000

As with all financial institutions, Potters' operations depend almost entirely on computer systems. Potters has formed a "Year 2000 Committee" (the "Committee") to address the problems associated with the year 2000. The Committee has conducted a comprehensive review of all operations which will be impacted by the year 2000. Because Potters primarily uses outside vendors in its computerized operations, the Committee has been in close contact with all vendors to ensure that the problem is being addressed. The Committee developed a detailed plan to monitor the progress of vendors in modifying their software and to perform detailed testing of each software program by Potters' employees to ensure that all operational systems will accommodate the year 2000. The Committee has also developed a contingency plan for all mission critical systems which provides alternatives if existing vendors show a lack of commitment or ability to make their systems year 2000 compliant. The Committee is also addressing credit risk considerations arising from the year 2000 with all major commercial borrowers. The overall plan and the contingency plan were approved by the Board of Directors.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components, which are required to be reported in a financial statement with the same prominence as other financial statements. PFC's comprehensive income reflects PFC's net income as affected by the change in unrealized losses on securities available for sale. All comprehensive income from prior periods will be included to be comparable to the new standards. The difference between net income and comprehensive income for PFC will depend on the components of securities available for sale over time and their reaction to and volatility in the prevailing interest rate environment.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," changes the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. SFAS No. 131 does not presently affect PFC in that it operates within one reportable segment of banking.

SFAS Nos. 130 and 131 are both effective for PFC in 1998 financial statements and reporting.

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

  Exhibit 3.2  Code of Regulations of Potters                 Incorporated by reference to the 8-A.
      Financial Corporation

  Exhibit 10.1 Potters Financial Corporation 1998             Incorporated by reference to Exhibit
      Stock Option and Incentive Plan                         A to the Proxy Statement for the 1998
                                                              Annual Meeting.

  Exhibit 11  Statement re: computation of                    Included herewith.
      per share earnings

  Exhibit 27.1  Financial Data Schedule for the               Included herewith.
      quarter ended March 31, 1998

  Exhibit 27.2  Amended and Restated Financial                Included herewith.
      Data Schedule for the quarter ended
      March 31, 1997

  Exhibit 99  Safe Harbor Under the Private                   Included herewith.
      Securities Litigation Reform Act of 1995

               B.  Reports on Form 8-K - none.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 POTTERS FINANCIAL CORPORATION


Date:  May 11, 1998              By:  /s/ Edward L. Baumgardner
                                     ------------------------------------------
                                          Edward L. Baumgardner
                                          Duly Authorized Representative,
                                          President and Chief Executive Officer


                                 By:  /s/ Anne S. Myers
                                     ------------------------------------------
                                          Anne S. Myers
                                          Principal Financial Officer and
                                          Principal Accounting Officer