Form 10QSB
period 1998-06-30
POTTERS FINANCIAL CORP
filed 1998-08-05
CIK 1010476

                                                              Page 1 of 21 pages

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JUNE 30, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------

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

Common Shares, no par value                    Outstanding at July 31, 1998
                                               951,236 Common Shares

Transitional Small Business Disclosure Format (check one):

         Yes                                   No    X
             -------                              -------

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1998

                         Part I - Financial Information

Item 1.  Financial Statements

         Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-QSB as referenced below:

                                                                     Page
                                                                     Number (s)
                                                                     ----------
Consolidated Balance Sheets                                             3

Consolidated Statements of Operations                                   4

Consolidated Statements of Changes in Shareholders' Equity              5

Consolidated Statements of Comprehensive Income                         5

Consolidated Statements of Cash Flows                                   6-7

Notes to Consolidated Financial Statements                              8-12

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations              13-19

                           Part II - Other Information

Item 1.      Legal Proceedings                                          19

Item 2.      Change in Securities and Use of Proceeds                   19

Item 3.      Defaults Upon Senior Securities                            19

Item 4.      Submission of Matters to a Vote of
             Security Holders                                           19

Item 5.      Other Information                                          20

Item 6.      Exhibits and Reports on Form 8-K                           20

Signatures                                                              21

                                   POTTERS FINANCIAL CORPORATION
                              CONSOLIDATED BALANCE SHEETS (unaudited)
                                       (Dollars in thousands)

--------------------------------------------------------------------------------------------------
                                                                       June 30,       December 31,
                                                                         1998             1997
                                                                         ----             ----
ASSETS

      Cash and due from banks                                          $  4,549         $  3,348
      Interest-bearing deposits with Federal Home Loan Bank                 750              459
      Federal funds sold and cash management account                         12                9
                                                                       --------         --------
         Cash and cash equivalents                                        5,311            3,816
      Interest-bearing deposits in other financial institutions              75
      Securities available for sale,
        at estimated fair value                                           4,989            5,474
      Securities held to maturity (estimated
        fair value: June 30, 1998 - $22,139;
        December 31, 1997 - $27,116)                                     22,112           27,158
      Federal Home Loan Bank stock                                          956              859
      Loans receivable, net                                              91,529           82,093
      Premises and equipment, net                                         1,657            1,742
      Other assets                                                        1,520            1,495
                                                                       --------         --------

         Total assets                                                  $128,149         $122,637
                                                                       ========         ========

LIABILITIES

      Deposits                                                         $101,515         $100,094
      Federal Home Loan Bank advances                                    14,561            9,993
      Accrued expenses and other liabilities                              1,139            1,544
                                                                       --------         --------

         Total liabilities                                              117,215          111,631

SHAREHOLDERS' EQUITY

      Common shares, no par value
        Authorized: 2,000,000 shares;
         Issued:  1,115,028 shares in 1998 and
           1,111,828 shares in 1997
      Paid-in capital                                                     5,183            5,159
      Treasury shares, at cost:  163,792 shares
         in 1998 and 138,592 shares in 1997                              (1,886)          (1,399)
      Unearned compensation on
        recognition and retention plan                                      (87)             (87)
      Unrealized loss on securities
        available for sale, net of tax                                       (7)             (17)
      Retained earnings, substantially restricted                         7,731            7,350
                                                                       --------         --------
         Total shareholders' equity                                      10,934           11,006
                                                                       --------         --------

         Total liabilities and shareholders' equity                    $128,149         $122,637
                                                                       ========         ========
--------------------------------------------------------------------------------------------------
                          See accompanying notes to financial statements.

                                POTTERS FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (unaudited)
                        (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------------------
                                           Three months ended             Six months ended
                                                 June 30,                      June 30,
                                          ---------------------         --------------------
                                           1998           1997           1998          1997
                                           ----           ----           ----          ----
INTEREST INCOME

      Loans                               $1,712         $1,449         $3,391        $2,793
      Securities                             455            649            946         1,321
      Other interest income                   88             15            141            34
                                          ------         ------         ------        ------
         Total interest income             2,255          2,113          4,478         4,148
                                          ------         ------         ------        ------

INTEREST EXPENSE

      Interest on deposits                 1,065          1,031          2,138         2,035
      Other interest expense                 170            118            332           197
                                          ------         ------         ------        ------
         Total interest expense            1,235          1,149          2,470         2,232
                                          ------         ------         ------        ------

NET INTEREST INCOME                        1,020            964          2,008         1,916

Provision for loan losses                                  (135)                        (485)
                                          ------         ------         ------        ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                1,020          1,099          2,008         2,401

Loan and security gains (losses)              16            (74)            38           (74)
Other noninterest income                     163            146            248           220
                                          ------         ------         ------        ------
         Total noninterest income            179             72            286           146
                                          ------         ------         ------        ------

Compensation and benefits                    368            305            743           635
Occupancy and equipment                       96             94            186           188
Other noninterest expense                    331            316            626           604
                                          ------         ------         ------        ------
         Total noninterest expense           795            715          1,555         1,427
                                          ------         ------         ------        ------

INCOME BEFORE INCOME TAX                     404            456            739         1,120

Income tax expense                           138            155            251           381
                                          ------         ------         ------        ------

NET INCOME                                $  266         $  301         $  488        $  739
                                          ======         ======         ======        ======

Earnings per common share
         Basic                            $ 0.28         $ 0.32         $ 0.51        $ 0.77
                                          ======         ======         ======        ======

         Diluted                          $ 0.27         $ 0.31         $ 0.50        $ 0.75
                                          ======         ======         ======        ======

--------------------------------------------------------------------------------------------
                       See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------
                                                          1998            1997
                                                          ----            ----
BALANCE - JANUARY 1                                     $11,006         $10,576

Net income for the six months ended June 30                 488             739

Issuance of 3,200 common shares for the exercise
 of stock options in 1998                                    24              39

Purchase of treasury shares (25,200 in 1998
 and 57,912 in 1997)                                       (487)           (573)

Cash dividends declared ($.11 per share in 1998
 and $.08 per share in 1997)                               (107)            (79)

Change in net unrealized loss on
 securities available for sale                               10              (4)
                                                        -------         -------

BALANCE - JUNE 30                                       $10,934         $10,698
                                                        =======         =======


                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                       (unaudited)
                                 (Dollars in thousands)

----------------------------------------------------------------------------------------
                                              Three months ended       Six months ended
                                                   June 30,                 June 30,
                                              ------------------       ----------------
                                               1998        1997        1998        1997
                                               ----        ----        ----        ----
NET INCOME                                     $266        $301        $488        $739

Other comprehensive income:
Change in unrealized loss on
  securities available for sale arising
  during the period                               8          62          10         (18)
Reclassification adjustment for
  accumulated losses included in
  net income                                                 14                      14
                                               ----        ----        ----        ----

Unrealized gains (losses) on
  securities available for sale                   8          76          10          (4)
                                               ----        ----        ----        ----

COMPREHENSIVE INCOME                           $274        $377        $498        $735
                                               ====        ====        ====        ====
----------------------------------------------------------------------------------------
                     See accompanying notes to financial statements.

                               POTTERS FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                   (Dollars in thousands)

-------------------------------------------------------------------------------------------
                                                                     Six months ended
                                                                         June 30,
                                                                  1998             1997
                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                                $    488         $    739

      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                               111              100
         Provision for loan losses                                                   (485)
         Net investment amortization                                  26               23
         Net (gain) loss on:
             Securities                                              (11)              14
             Loans                                                   (27)              60
             Foreclosed real estate and
               repossessed assets                                                     (50)
             Other assets                                            (64)             (53)
         Stock dividend on FHLB stock                                (32)             (30)
         Change in other assets and liabilities                     (308)             123
                                                                --------         --------

                Net cash from operating activities                   183              441
                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Net change in interest-bearing balances with banks             (75)
      Securities available for sale
           Proceeds from calls and maturities                        500            1,986
      Securities held to maturity
         Proceeds from repayments, calls and maturities            5,031            1,801
      Purchase of FHLB stock                                         (65)
      Redemption of FHLB stock                                                         23
      Net (increase) decrease in loans                             2,940              (21)
      Loan purchases                                             (14,122)         (11,352)
      Proceeds from sale of loans                                  1,756              281
      Proceeds from sale of foreclosed real estate
        and repossessed assets                                                         50
      Proceeds from sale of other assets                             100               72
      Property and equipment expenditures                            (46)             (92)
                                                                --------         --------

         Net cash from investing activities                       (3,981)          (7,252)
                                                                --------         --------
-------------------------------------------------------------------------------------------

                                        (Continued)

                           POTTERS FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)
                              (Dollars in thousands)

----------------------------------------------------------------------------------
                                                            Six months ended
                                                                 June 30,
                                                          1998            1997
                                                          ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in deposits                             1,421           2,134
      Proceeds from FHLB advances                          8,200          13,250
      Repayments of FHLB advances                         (3,632)         (8,511)
      Net change in official checks                         (144)           (193)
      Net increase (decrease) in advances from
        borrowers for taxes and insurance                     18             (17)
      Purchase of treasury shares                           (487)           (573)
      Issuance of common shares for
        exercise of stock options                             24              39
      Cash dividends paid                                   (107)            (79)
                                                         -------         -------

         Net cash from financing activities                5,293           6,050
                                                         -------         -------

Net change in cash and cash equivalents                    1,495            (761)

Cash and cash equivalents at beginning of year             3,816           4,585
                                                         -------         -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $ 5,311         $ 3,824
                                                         =======         =======


Supplemental disclosures of cash flow information
      Cash paid during the year for:
         Interest                                        $ 2,492         $ 2,197
         Income taxes                                        260             105

----------------------------------------------------------------------------------
           See accompanying notes to consolidated financial statements.

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

The accompanying consolidated financial statements include the accounts of PFC and Potters. All significant intercompany transactions and balances have been eliminated in consolidation. These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at June 30, 1998, and its results of operations and statements of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of PFC and notes thereto included in the 1997 Annual Report.

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

Earnings per share was computed under the provisions of SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS includes no dilution and is computed by dividing earnings for the year available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. The weighted average number of shares outstanding for the calculation of basic earnings per share was 941,800 for the second quarter of 1998 and 954,980 for the three months ended June 30, 1997. The weighted average number of shares outstanding for the calculation of diluted EPS was 974,566 for the second quarter of 1998 and 975,405 for the three months ended June 30, 1997. The weighted average number of shares outstanding for basic and fully diluted earnings per share for the six months ended June 30, 1998 were 949,552 and 982,335, respectively, while the similar number of shares for the six months ended June 30, 1997 were 966,275 and 986,269.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

At June 30, 1998, the amortized cost and estimated fair value of securities are as follows:

                                                        Gross        Gross        Estimated
                                        Amortized    Unrealized    Unrealized       Fair
                                          Cost          Gains        Losses         Value
                                          ----          -----        ------         -----
                                                       (Dollars in thousands)
Securities available for sale:
       U.S. Treasury and U.S.
         Government agencies             $ 5,000        $            $ (11)        $ 4,989
                                         =======        ====         =====         =======
Securities held to maturity:
        U.S. Treasury and U.S.
          Government agencies            $ 3,133        $  4         $  (3)        $ 3,134
        Obligations of states and
          political subdivisions             169          12            (1)            180
        Other securities                     524           2            (1)            525
        Agency issued mortgage-
         backed securities                18,286         122          (108)         18,300
                                         -------        ----         -----         -------
                                         $22,112        $140         $(113)        $22,139
                                         =======        ====         =====         =======

The amortized cost and estimated fair value of debt securities at June 30,1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Available for Sale          Held to Maturity
                                                     ------------------          ----------------
                                                   Amortized    Estimated     Amortized    Estimated
                                                      Cost      Fair Value      Cost       Fair Value
                                                      ----      ----------      ----       ----------
                                                                   (Dollars in thousands)

        Due in one year or less                                                $ 2,140      $ 2,137
        Due after one year through five years        $5,000       $4,989         1,121        1,132
        Due after five years through ten years                                      41           45
        Due after ten years                                                        524          525
        Agency issued mortgage-
         backed securities                                                      18,286       18,300
                                                     ------       ------       -------      -------

                                                     $5,000       $4,989       $22,112      $22,139
                                                     ======       ======       =======      =======

An available-for-sale security totaling $500,000 was called at par during the first six months of 1998. During that same time frame, agency securities held to maturity totaling $750,000 were called, resulting in a gross gain of $11,000, and $2.0 million of agency securities matured. Available-for-sale securities totaling $2.0 million were sold during the second quarter of 1997 at a net loss of $14,000. The net unrealized holding loss on securities available for sale decreased by $10,000 during the first half of 1998.

The carrying value of investment securities pledged as collateral for public funds amounted to $5.7 million at June 30, 1998.

--------------------------------------------------------------------------------

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
                                         =======        ====         =====         =======


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized below:
                                                    June 30,       December 31,
                                                      1998            1997
                                                      ----            ----
                                                     (Dollars in thousands)
Real estate loans
        One-to-four family residences               $73,534         $66,718
        Loans held for sale                             807             106
        Nonresidential property                       6,931           6,211
        Multifamily and other                         2,187           1,537
                                                    -------         -------
                                                     83,459          74,572
                                                    -------         -------
Consumer and other loans
        Home equity loans                             5,387           5,224
        Secured, unsecured consumer
         loans and lines of credit                    2,174           2,064
        Commercial business loans                       960             862
        Other                                         1,567           1,575
                                                    -------         -------
                                                     10,088           9,725
                                                    -------         -------

        Total loan principal balances                93,547          84,297
        Loans in process                               (182)           (340)
        Unearned interest, purchase premiums
         and deferred fees, net                         368             279
        Allowance for loan losses                    (2,204)         (2,143)
                                                    -------         -------

                                                    $91,529         $82,093
                                                    =======         =======

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses is as follows:

                                              Six months ended
                                                  June 30,
                                           ----------------------
                                            1998           1997
                                            ----           ----
                                           (Dollars in thousands)

      Balance at beginning of year         $2,143         $2,630
      Provision for loan losses                             (485)
      Recoveries                               87              9
      Charge-offs                             (26)           (43)
                                           ------         ------

      Balance at end of year               $2,204         $2,111
                                           ======         ======

Nonaccrual and renegotiated loans totaled $407,000 and $207,000 at June 30, 1998 and December 31, 1997, respectively. Potters is not committed to lend additional funds to debtors whose loans have been modified.

Impaired loans were not material at any date or during any period presented.


NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances are as follows:

                                                           June 30,       December 31,
                                                             1998             1997
                                                             ----             ----
                                                            (Dollars in thousands)
Variable-rate Cash Management advance with
 monthly interest payments:
    6.45% advance due September 30, 1998                   $ 5,500
Variable-rate advances with monthly interest payments:
    5.90% advance due April 29, 1998                                         $1,300
Fixed-rate advances with monthly interest payments:
    6.30% advance due June 24, 1998                                           2,000
    5.67% advance due November 27, 1998                        750              750
    6.50% advance due June 26, 1999                          2,700            2,700
    6.50% advance due June 27, 2000                          1,500            1,500
    6.50% advance due October 17, 2000                       1,500            1,500
    5.13% advance due March 17, 2008(1)                      2,500
Fixed-rate advances with monthly principal and
 interest payments:
    6.05% advance due August 14, 1998                           33              133
    5.85% advance due September 1, 1999                         78              110
                                                           -------           ------

                                                           $14,561           $9,993
                                                           =======           ======

---------------
(1) Convertible fixed-rate advance which, at the FHLB's option, can be converted to the London Interbank Offering Rate on a quarterly basis after the first year. If the FHLB exercises its option, Potters may pay off the advance in whole or in part on any of the quarterly repricing dates without prepayment penalty.

FHLB advances obtained through the Community Investment Program are amortizing loans requiring monthly principal and interest payments. As of June 30, 1998, the aggregate future minimum annual principal payments on FHLB advances were $6.3 million in 1998, $2.8 million in 1999, $3.0 million in 2000 and $2.5 million thereafter. As of June 30, 1998, the Company was approved to borrow $5.5 million in cash management advances. FHLB advances are collateralized by all shares of FHLB stock owned by Potters and by 100% of its qualified real estate loan portfolio.

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

Loan Commitments
----------------
As of June 30, 1998, Potters had commitments to make loans (at market rates) and unused lines of credit approximating $7.1 million, of which $966,000 carry fixed rates of 6.875% to 14.25%, and $6.1 million carry adjustable rates. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK

Most of Potters' current business activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. At June 30, 1998, the loan portfolio included approximately $22.4 million of purchased residential real estate loans located in northwestern and southwestern Ohio and $10.8 million located in Hilton Head, South Carolina. As of June 30, 1998, the loan portfolio also included approximately $2.0 million in real estate loans secured by nonresidential property located in the State of Colorado.

--------------------------------------------------------------------------------

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations

GENERAL

Potters Financial Corporation, a unitary thrift holding company ("PFC"), owns all of the outstanding shares of The Potters Savings and Loan Company ("Potters"), a savings and loan institution. In the following pages, management presents an analysis of PFC's financial condition as of June 30, 1998 and December 31, 1997, and the results of operations for the three and six months ended June 30, 1998 and 1997. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Potters' general market area. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements. See Exhibit 99, attached hereto, which is incorporated herein by reference.

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

         Statements regarding the strategic focus and long-term goals of Potters.

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

RESULTS OF OPERATIONS

PFC recorded net income of $266,000 for the three months ended June 30, 1998, compared to $301,000 for the second quarter of 1997. Basic and diluted earnings per share for the three months ended June 30, 1998 were $.28 and $.27, while basic and diluted earnings per share for the comparable period in 1997 were $.32 and $.31. The return on average assets for the three months ended June 30, 1998 was .85% compared to 1.01% for the same period in 1997, while the return on average shareholders' equity was 9.63% for the second quarter of 1998 compared to 11.31% for the three months ended June 30, 1997.

Net income for the six months ended June 30, 1998 was $488,000, compared to net income of $739,000 for the same period in 1997. Basic and diluted earnings per share were $.51 and $.50 for the six months ended June 30, 1998, compared to $.77 and $.75 for the comparable period in 1997. Annualized returns on average assets of .78% and 1.26% were realized for the six months ended June 30, 1998 and 1997, while annualized returns on average shareholders' equity were 8.68% and 13.71% for the same respective time periods.

The primary reason for the decline in net income for the three and six months ended June 30, 1998 compared to the same time periods in 1997 were negative provisions for loan losses of $135,000 in the second quarter of 1997 and $485,000 for the first six months of 1997. The provisions had an after-tax positive impact on 1997 earnings of $89,000, or $.09 per diluted share, for the second quarter of 1997 and $320,000, or $.32 per diluted share, for the six months ended June 30, 1997. Excluding this item, earnings increased from $212,000 during the second quarter of 1997 to $266,000 for the second quarter of 1998, an increase of 25.5%, and increased from $419,000 during the first six months of 1997 to $488,000 for the first half of 1998, an increase of 16.5%.

The increase in net income in the second quarter of 1998 compared to the second quarter of 1997, excluding the 1997 negative provision, resulted primarily from a 5.8% increase in net interest income and a 148.6% increase in noninterest income, offset by an 11.2% increase in noninterest expense. Excluding the negative provisions for loan losses during the first half of 1997, the increase in net income during 1998 was primarily attributable to a $92,000, or 4.8% increase in net interest income and a $140,000, or 95.9%, increase in noninterest income, somewhat offset by an increase of $128,000, or 9.0%, in noninterest expense.

Interest income increased $142,000 and $330,000 for the three and six months ended June 30, 1998 compared to the same periods in 1997. The increases resulted primarily from continued efforts to restructure the balance sheet. Funds from loan and security repayments, maturities and calls, deposit inflows and Federal Home Loan Bank ("FHLB") advances were used to originate and purchase residential real estate loans. During the first quarter of 1998, it was more difficult to purchase adjustable-rate loans than in 1997 as consumers preferred long-term fixed-rate loans during the current low rate environment. Significant prepayments on loans during 1998 have also made it difficult to maintain earning asset balances. During the second quarter of 1998, however, Potters was successful in establishing a relationship with a mortgage banking company headquartered in Hilton Head, South Carolina. As a result, $11.0 million of one-to-four family real estate loans were purchased, aproximately half at the end of May 1998 and the other half at the end of June 1998. Loans receivable increased from $74.0 million at June 30, 1997, to $91.5 million at June 30, 1998, an increase of $17.6 million, or 23.8%, and increased $9.4 million, or 11.5%, from December 31, 1997. Income on loans increased $263,000, or 18.2%, during the second quarter of 1998 compared to the second quarter of 1997, and increased $598,000, or 21.4%, during the first six months of 1998 compared to the first six months of 1997. Interest on securities, however, declined $194,000, or 29.9%, during the second quarter of 1998 compared to the second quarter of 1997, and decreased $375,000, or 28.4%, during the first six months of 1998 compared to the same time period in 1997. Other interest income increased $73,000 and $107,000 during the three and six months ended June 30, 1998 due to the investment of excess funds in short-term instruments so funds were accessible when loan purchases became available.

Interest expense increased $86,000 and $238,000 for the three and six months ended June 30, 1998 compared to the same time periods in 1997. The increases were due primarily to a $2.1 million, or 2.1%, increase in deposits and a $4.7 million, or 48.2%, increase in FHLB advances from June 30, 1997 to June 30, 1998.

Net interest income increased $56,000 and $92,000 for the three and six months ended June 30, 1998 compared to the same time periods in 1997, representing increases of 5.8% and 4.8%, respectively. In accordance with its strategic plan, Potters continued to change its asset mix by shifting from securities to loans. The flat yield curve and low interest rates during the first half of 1998 have narrowed the interest rate spread and caused significant prepayment in both loans and securities. Despite the rate environment, the yield on interest-earning assets increased from 7.49% for the first half of 1997, to 7.58% for the first half of 1998 as Potters' assets shifted from lower-yielding securities into higher-yielding loans. The major cause of the shrinking spread was an increase in the cost of funds, from 4.28% in the first half of 1997, to 4.43% in the first half of 1998. Competition for deposits in the local market is intense causing Potters' interest costs on certificates of deposit to increase during 1998, and a new savings account indexed to the 90-day Treasury bill has caused a seventeen basis point increase in savings account interest in 1998 over the first half of 1997. In addition, Potters has utilized FHLB advances, which tend to cost more than deposits, over the last year to fund loan growth. The net interest rate spread has declined from 3.21% for the first six months of 1997, to 3.15% during the first six months of 1998.

The allowance for loan losses at June 30, 1998 was $2.2 million, representing an increase of $61,000 from $2.1 million at December 31, 1997, primarily due to recoveries of $87,000, offset by charge-offs of $26,000. Recoveries resulted primarily from payments from the bankruptcy Trustee relating to the Bennett Funding Group equipment lease credits. During the first six months of 1997, the allowance for loan losses declined $519,000 due primarily to a negative loan loss provision of $485,000 relating to the payoff and sale of two nonperforming real estate loans on properties located in Colorado. The negative provisions removed excess allowances for loan losses resulting from the decline in nonperforming loans and the reduced risk composition of Potters' loan portfolio. During the first half of 1997, net loan charge-offs totaled $34,000.

Nonperforming loans of $407,000 at June 30, 1998 represented an increase of $200,000 from nonperforming loans of $207,000 at December 31, 1997, but a decrease of $195,000 from nonperforming loans of $602,000 at June 30, 1997. The allowance for loan losses increased from 350.7% of nonperforming loans at June 30, 1997, to 1,035.3% at December 31, 1997 and declined to 541.5% at June 30,
1998. No loans were designated impaired at June 30, 1998 or December 31, 1997, but totaled $365,000 at June 30, 1997, consisting of the Bennett Funding Group lease credits. Due to the current level of unallocated allowances, no provision for loan losses is planned for the remainder of 1998, although no assurances can be given that provisions will not be made during that time if circumstances change, such as increases in the loan portfolio, changes in the economy or increases in nonperforming loans.

Noninterest income increased $107,000 and $140,000 for the three and six months ended June 30, 1998, compared to the respective periods in 1997. During 1998, gains resulting from loan sales and a call of a security were recognized. Real estate loans totaling $1.8 million were sold on a servicing-released basis, resulting in gains of $27,000. Potters recently became a seller/servicer with the Federal Home Loan Mortgage Corporation ("FHLMC"), which will enable it to control its interest rate risk through sales of long-term fixed-rate real estate loans into the secondary mortgage market while maintaining the servicing, a new source of fee income. An $11,000 gain was recognized on the call of a security held to maturity during the first half of 1998. Losses of $14,000 were recorded on sales of securities available for sale during the first half of 1997 and a $60,000 loss was recognized on the sale of a nonperforming loan. Nonrecurring gains occurred during both years on sales of other assets. During the first half of 1997, gains of $53,000 were recorded on the sale of Potters' East End Office property and a residential property owned by Potters. During 1998, a $64,000 gain was recognized on the sale of a parking lot owned by a subsidiary of Potters. Excluding such gains and losses, other noninterest income continued to increase gradually, $7,000, or 7.5%, during the three months ended June 30, 1998 and $18,000, or 10.8%, for the six months ended June 30, 1998 compared to the same time periods in 1997. The increases were due primarily to increased service charges on deposits from inflows into checking accounts and increases in automated teller machine ("ATM") and VISA Check Card fee income.

Noninterest expense increased $80,000 and $128,000 for the three and six months ended June 30, 1998 compared to the same time periods in 1997. Included in noninterest expense in 1997 was a $50,000 gain on the sale of foreclosed real estate located in Colorado. Excluding the gain, noninterest expense increased $78,000 from the first six months of 1997 to the first six months of 1998, primarily from increased compensation and benefits. Potters continues to follow its plan of blending the developing skills of its employees with new technology to provide superior service to customers. Compensation and benefits increased in 1998 over the first half of 1997 primarily from the addition of employees skilled in commercial lending, loan processing and the secondary mortgage market. Potters continues to develop its human resources through continuing education from internal and external sources. Expenses relating to the Boardman loan production office have also contributed to the increase in noninterest expense. ATM expenses relating to Potters ATMs, ATM cards and VISA Check Cards have increased, as have data processing, training costs and public company expenses, but legal and professional fees, insurance, check processing and other miscellaneous expenses have declined as Potters continues to emphasize cost control initiatives.

FINANCIAL CONDITION

PFC's assets grew to $128.1 million at June 30, 1998 from $122.6 million at December 31, 1997, an increase of $5.5 million, or 4.5%. Potters continued to restructure its balance sheet during 1998 in accordance with its strategic focus and long-term goals of increasing interest income and the interest rate spread. The interest rate environment and flat yield curve caused difficulty in locating adjustable-rate loan purchases during the first quarter of 1998 and have produced significant prepayments in both loans and securities, generating excess funds. As a result, cash and cash equivalents increased $1.5 million as Potters invested excess funds into short-term investments to be available to fund loan growth.

Securities available for sale decreased $485,000, to $5.0 million at June 30, 1998, compared to $5.5 million at December 31, 1997. One available-for-sale security was called during the first quarter of 1998. Securities designated as available for sale are carried at their fair values, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale, net of tax, decreased from $17,000 at year-end 1997 to $7,000 at June 30, 1998.

At June 30, 1998, the held-to-maturity securities portfolio totaled $22.1 million, a decrease of $5.0 million from $27.2 million at December 31, 1997. Agency securities totaling $750,000 were called during 1998, one resulting in a gain of $11,000. Agency securities totaling $2.0 million matured during 1998, while repayments on held-to-maturity securities totaled over $2.0 million. In addition, higher-rate mortgage-backed securities prepaid more quickly and adjustable-rate mortgage-backed securities repriced downward, putting pressure on the interest rate spread.

Net loans receivable increased $9.4 million, from $82.1 million at December 31, 1997, to $91.5 million at June 30, 1998. Adjustable-rate loan purchases during 1998 totaled $14.1 million. The flat yield curve caused significant refinancing activity and prepayments, causing a net decrease in loans, excluding loan purchases, of $2.9 million during 1998, compared to a slight increase during the first half of 1997. Potters opened its first loan production office in the Boardman area, a suburb of Youngstown, Ohio, in April 1998. The area is growing, with new residential construction and business expansion. Potters' plan is to utilize this loan production office to become less reliant on loan purchases to grow the portfolio, although there can be no assurance that the demand for loans will continue in surrounding local areas or that the Boardman office will successfully penetrate that market. The Boardman office, with a staff of two, has contributed to the increased origination of loans during the second quarter of 1998. Potters' initiation of a 30-year fixed-rate real estate loan program and sales of such loans on a servicing-released basis have generated gains, but the recent acquisition of seller/servicer status with FHLMC will enable Potters to retain the servicing on its 30-year loans, a new source of noninterest income.

Total deposits increased $1.4 million, or 1.4%, during the first half of 1998, from $100.1 million at December 31, 1997 to $101.5 million at June 30, 1998. Inflows occurred primarily in the Treasury Index savings account and in certificates of deposit. The Treasury Index savings account was developed in late 1997 to aid in retaining funds which would otherwise flow to accounts at brokerage firms. Potters has also competitively priced selected certificates of deposit with maturities exceeding one year in an attempt to maintain deposit levels despite strong competition for certificates of deposit in the local area. The Asset and Liability Management Committee continues to focus on strategies for reduced interest rate risk and responsible deposit management.

FHLB advances totaled $14.6 million at June 30, 1998, compared to $10.0 million at December 31, 1997. An advance totaling $2.5 million received during 1998 was part of a special FHLB program in which, after the first year, the FHLB has the option to convert the ten-year fixed-rate advance to the London Interbank Offering Rate on a quarterly basis. If the FHLB exercises its option, Potters may pay off the advance in whole or in part on any of the quarterly repricing dates without prepayment penalty.

Shareholders' equity decreased $72,000 during the first six months of 1998. Net income of $488,000 for the six months ended June 30, 1998, the issuance of common shares upon the exercise of stock options and a decrease in the net unrealized loss on securities available for sale were offset by the purchase of 25,200 shares for a total of $487,000 relating to a share repurchase program and the payment of $107,000 in dividends during the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Potters' normal, recurring sources of funds are primarily customer deposits, securities available for sale, maturities, calls and repayments of securities held to maturity, loan repayments and other funds provided by operations. Potters has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

The most significant components of cash flows from investing activities during the six months ended June 30, 1998 were loan purchases of $14.1 million, offset by repayments, calls and maturities of securities held to maturity of $5.0 million and repayments and other decreases in net loans of $2.9 million. Investing activities during the first six months of 1997 included loan purchases of $11.4 million, offset by repayments, calls and maturities of securities held to maturity of $1.8 million and proceeds from sales of securities available for sale of $2.0 million.

Financing activities during the six months ended June 30, 1998 included proceeds from FHLB advances of $8.2 million and net deposit inflows of $1.4 million, somewhat offset by repayments of FHLB advances of $3.6 million. In addition, PFC purchased 25,200 PFC shares for a total of $487,000 during the first half of 1998. Deposit inflows of $2.1 million occurred during the first six months of 1997, while FHLB advance activity included proceeds of $13.2 million and repayments totaling $8.5 million.

Potters' average regulatory liquidity ratio for June 1998 was 13.65 %. At June 30, 1998, Potters had commitments to originate loans of $1.2 million and unused lines of credit totaling $5.8 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters' capital levels as of June 30, 1998 (dollars in thousands):

                                 Tangible             Core               Risk-based
                                 Capital             Capital               Capital
                              --------------      --------------      ----------------
                              Amount     %        Amount     %        Amount       %
                              ------     -        ------     -        ------       -
Regulatory capital -
  computed                    $9,942    7.82%     $9,942    7.82%     $10,791    16.20%
Minimum capital
  requirement                  1,908    1.50       3,816    3.00        5,328     8.00
                              ------    ----      ------    ----      -------    -----

Regulatory capital -
  excess                      $8,034    6.32%     $6,126    4.82%     $ 5,463     8.20%
                              ======    ====      ======    ====      =======    =====

YEAR 2000

As with all financial institutions, Potters' operations depend almost entirely on computer systems. Potters has formed a "Year 2000 Committee" (the "Committee") to address the problems associated with the year 2000. The Committee has conducted a comprehensive review of all operations which will be impacted by the year 2000. Because Potters primarily uses outside vendors in its computerized operations, the Committee has been in close contact with all vendors to ensure that the problem is being addressed. The Committee developed a detailed plan to monitor the progress of vendors in modifying their software and to perform detailed testing of each software program by Potters' employees to ensure that all operational systems will accommodate the year 2000. The Committee has developed a testing plan to ensure that all vendors appropriately test their software modifications and a contingency plan for all mission critical systems which provides alternatives if existing vendors show a lack of commitment or ability to make their systems year 2000 compliant. The Committee is also addressing credit risk considerations arising from the year 2000 with all major commercial borrowers. The overall plan, testing plan and contingency plan were approved by the Board of Directors.

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

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.
               None.

Item 2.      Changes in Securities and Use of Proceeds.
               None.

Item 3.      Defaults Upon Senior Securities.
               None.

Item 4.      Submission of Matters to a Vote of Security Holders.

               The Annual Meeting of Shareholders of Potters Financial Corporation was held on April 23, 1998. The matters presented to the Security Holders and the votes cast were as follows:

             1)  Election of Directors of Potters Financial Corporation

                    Arthur T. Doak          748,736  FOR
                                             36,250  WITHHELD

                    Timothy M. O'Hara       747,986  FOR
                                             37,000  WITHHELD

                    Peter D. Visnic         748,786  FOR
                                             36,200  WITHHELD

             2)  Approval of 1998 Stock Option and Incentive Plan

                     718,230  FOR
                      60,996  AGAINST
                       5,760  ABSTAIN
                           0  BROKER NONVOTES

             3)  Ratification of Crowe, Chizek and Company LLP as Auditors

                     747,406  FOR
                      34,630  AGAINST
                       2,950  ABSTAIN
                           0  BROKER NONVOTES

Item 5.      Other Information.
               Any proposals of shareholders intended to be included in PFC's proxy statement and proxy card for the 1999 Annual Meeting of Shareholders should be sent to PFC by certified mail and must be received by PFC not later than November 25, 1998. In addition, if a proposal is not received by January 27, 1999, then proxies solicited by the Board of Directors of PFC for the 1999 Annual Meeting of Shareholders of PFC may be voted in the discretion of the proxies designated by the Board of Directors on any such proposal without mention of such matter in the proxy statement or on the proxy card for such meeting.

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

     Exhibit 3.2  Code of Regulations of Potters                 Incorporated by reference to the 8-A.
         Financial Corporation

     Exhibit 11  Statement re: computation of                    Included herewith.
         per share earnings

     Exhibit 27.1  Financial Data Schedule for the               Included herewith.
         quarter ended June 30, 1998

     Exhibit 27.2  Amended and Restated Financial                Included herewith.
         Data Schedule for the quarter ended
         June 30, 1997

     Exhibit 99  Safe Harbor Under the Private                   Included herewith.
         Securities Litigation Reform Act of 1995

               B.  Reports on Form 8-K - none.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   POTTERS FINANCIAL CORPORATION

Date:  August 5, 1998              By:/s/ Edward L. Baumgardner
                                      -----------------------------------------
                                          Edward L. Baumgardner
                                          Duly Authorized Representative,
                                          President and Chief Executive Officer

                                   By:/s/ Anne S. Myers
                                      -----------------------------------------
                                          Anne S. Myers
                                          Principal Financial Officer and
                                          Principal Accounting Officer