Form 10QSB
period 1998-09-30
POTTERS FINANCIAL CORP
filed 1998-11-09
CIK 1010476

                                                              Page 1 of 21 pages

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 30, 1998
               ------------------

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

Common Shares, no par value               Outstanding at October 31, 1998
                                           938,154 Common Shares

Transitional Small Business Disclosure Format (check one):

         Yes                                  No   X
             -----                               -----

                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1998

                         Part I - Financial Information

Item 1.  Financial Statements

         Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-QSB as referenced below:

                                                                     Page
                                                                     Number (s)
                                                                     ----------

Consolidated Balance Sheets                                            3

Consolidated Statements of Operations                                  4

Consolidated Statements of Changes in Shareholders' Equity             5

Consolidated Statements of Comprehensive Income                        5

Consolidated Statements of Cash Flows                                  6-7

Notes to Consolidated Financial Statements                             8-12

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations             13-20

                           Part II - Other Information

Item 1.      Legal Proceedings                                         20

Item 2.      Change in Securities and Use of Proceeds                  20

Item 3.      Defaults Upon Senior Securities                           20

Item 4.      Submission of Matters to a Vote of
             Security Holders                                          20

Item 5.      Other Information                                         20

Item 6.      Exhibits and Reports on Form 8-K                          20

Signatures                                                             21

                                      POTTERS FINANCIAL CORPORATION
                                 CONSOLIDATED BALANCE SHEETS (unaudited)
                                         (Dollars in thousands)
-------------------------------------------------------------------------------------------------------
                                                                       September 30,       December 31,
                                                                           1998               1997
                                                                           ----               ----
ASSETS

      Cash and due from banks                                            $  3,991           $  3,348
      Interest-bearing deposits with Federal Home Loan Bank                   357                459
      Federal funds sold and cash management account                        1,336                  9
                                                                         --------           --------
         Cash and cash equivalents                                          5,684              3,816
      Interest-bearing deposits in other financial institutions                76
      Securities available for sale,
        at estimated fair value                                            29,955              5,474
      Securities held to maturity (estimated
        fair value: December 31, 1997 - $27,116)                                              27,158
      Federal Home Loan Bank stock                                            974                859
      Loans receivable, net                                                92,409             82,093
      Premises and equipment, net                                           1,638              1,742
      Other assets                                                          1,394              1,495
                                                                         --------           --------

         Total assets                                                    $132,130           $122,637
                                                                         ========           ========

LIABILITIES

      Deposits                                                           $101,972           $100,094
      Federal Home Loan Bank advances                                      18,012              9,993
      Accrued expenses and other liabilities                                  985              1,544
                                                                         --------           --------

         Total liabilities                                                120,969            111,631

SHAREHOLDERS' EQUITY

      Common shares, no par value
        Authorized: 2,000,000 shares;
         Issued:  1,116,028 shares in 1998 and
         1,111,828 shares in 1997
      Paid-in capital                                                       5,191              5,159
      Treasury shares, at cost:  177,874 shares
         in 1998 and 138,592 shares in 1997                                (2,089)            (1,399)
      Unearned compensation on
        recognition and retention plan                                        (87)               (87)
      Unrealized gain (loss) on securities
        available for sale, net of tax                                        175                (17)
      Retained earnings, substantially restricted                           7,971              7,350
                                                                         --------           --------
         Total shareholders' equity                                        11,161             11,006
                                                                         --------           --------

         Total liabilities and shareholders' equity                      $132,130           $122,637
                                                                         ========           ========

-------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                    POTTERS FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (unaudited)
                            (Dollars in thousands, except per share data)

----------------------------------------------------------------------------------------------------
                                              Three months ended                 Nine months ended
                                                 September 30,                     September 30,
                                            -----------------------           ----------------------
                                             1998             1997             1998            1997
                                             ----             ----             ----            ----
INTEREST INCOME

      Loans                                 $1,907           $1,574           $5,298          $4,367
      Securities                               418              600            1,364           1,921
      Other interest income                     34               19              175              53
                                            ------           ------           ------          ------
         Total interest income               2,359            2,193            6,837           6,341
                                            ------           ------           ------          ------

INTEREST EXPENSE

      Interest on deposits                   1,089            1,057            3,227           3,092
      Other interest expense                   195              137              527             334
                                            ------           ------           ------          ------
      Total interest expense                 1,284            1,194            3,754           3,426
                                            ------           ------           ------          ------

NET INTEREST INCOME                          1,075              999            3,083           2,915

Provision for loan losses                                                                       (485)
                                            ------           ------           ------          ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                  1,075              999            3,083           3,400

Loan and security gains (losses)                26               (7)              64             (81)
Other noninterest income                       112              143              360             363
                                            ------           ------           ------          ------
         Total noninterest income              138              136              424             282
                                            ------           ------           ------          ------

Compensation and benefits                      343              344            1,086             979
Occupancy and equipment                        100               94              286             282
Other noninterest expense                      319              285              945             889
                                            ------           ------           ------          ------
         Total noninterest expense             762              723            2,317           2,150
                                            ------           ------           ------          ------

INCOME BEFORE INCOME TAX                       451              412            1,190           1,532

Income tax expense                             154              138              405             519
                                            ------           ------           ------          ------

NET INCOME                                  $  297           $  274           $  785          $1,013
                                            ======           ======           ======          ======

Earnings per common share
         Basic                              $ 0.32           $ 0.29           $ 0.83          $ 1.05
                                            ======           ======           ======          ======

         Diluted                            $ 0.31           $ 0.28           $ 0.81          $ 1.03
                                            ======           ======           ======          ======

----------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                              POTTERS FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       (Unaudited)
                                 (Dollars in thousands)
---------------------------------------------------------------------------------------
                                                                1998              1997
                                                                ----              ----
BALANCE - JANUARY 1                                           $11,006           $10,576

Net income for the nine months ended September 30                 785             1,013

Issuance of common shares for the exercise
 of stock options (4,200 in 1998 and 16,904 in 1997)               32                84

Purchase of treasury shares (39,282 in 1998
 and 75,912 in 1997)                                             (690)             (791)

Cash dividends declared ($.17 per share in 1998
 and $.125 per share in 1997)                                    (164)             (124)

Change in net unrealized loss on
 securities available for sale                                    192                54
                                                              -------           -------

BALANCE - SEPTEMBER 30                                        $11,161           $10,812
                                                              =======           =======


                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                            (unaudited)
                                       (Dollars in thousands)
---------------------------------------------------------------------------------------------------
                                                  Three months ended            Nine months ended
                                                     September 30,                 September 30,
                                                 -------------------          ---------------------
                                                 1998           1997          1998            1997
                                                 ----           ----          ----            ----
NET INCOME                                       $297           $274          $785           $1,013

Other comprehensive income:
Change in unrealized loss on
  securities available for sale arising
  during the period                               165             53           175               40
Transition adjustment from adoption
  of SFAS No. 133                                  18                           18
Reclassification adjustment for
  accumulated (gains)/losses included
  in net income                                    (1)             5            (1)              14
                                                 ----           ----          ----           ------

Unrealized gains on securities
  available for sale                              182             58           192               54
                                                 ----           ----          ----           ------

COMPREHENSIVE INCOME                             $479           $332          $977           $1,067
                                                 ====           ====          ====           ======

---------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                 POTTERS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                    (Dollars in thousands)
----------------------------------------------------------------------------------------------
                                                                        Nine months ended
                                                                           September 30,
                                                                     1998               1997
                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                                   $    785           $  1,013

      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                                  175                153
         Provision for loan losses                                                        (485)
         Net investment amortization                                     33                 36
         Net (gain) loss on:
             Securities                                                 (13)                21
             Loans                                                      (51)                60
             Foreclosed real estate and
               repossessed assets                                                          (50)
             Other assets                                               (64)              (111)
         Net increase in loans held for sale                         (3,459)
         Proceeds from sale of loans held for sale                    3,688
         Stock dividend on FHLB stock                                   (50)               (45)
         Change in other assets and liabilities                        (342)               404
                                                                   --------           --------

                Net cash from operating activities                      702                996
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Net change in interest-bearing balances with banks                (76)
      Securities available for sale
           Proceeds from repayments, calls and maturities             3,077              3,012
         Purchases                                                   (5,160)
      Securities held to maturity
         Proceeds from repayments, calls and maturities               5,031              3,224
      Purchase of FHLB stock                                            (65)
      Redemption of FHLB stock                                                              23
      Net (increase) decrease in loans                                5,720               (184)
      Loan purchases                                                (16,245)           (14,833)
      Proceeds from sale of loans                                                          281
      Proceeds from sale of foreclosed real estate
        and repossessed assets                                                              50
      Proceeds from sale of other assets                                100                192
      Property and equipment expenditures                               (76)              (123)
                                                                   --------           --------

         Net cash from investing activities                          (7,694)            (8,358)
                                                                   --------           --------

----------------------------------------------------------------------------------------------

                                   (Continued)

                            POTTERS FINANCIAL CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)
                                (Dollars in thousands)
-------------------------------------------------------------------------------------
                                                               Nine months ended
                                                                  September 30,
                                                             1998              1997
                                                             ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES

      Net increase in deposits                               1,878             3,574
      Proceeds from FHLB advances                           17,300            14,550
      Repayments of FHLB advances                           (9,281)           (9,777)
      Net change in official checks                           (144)             (215)
      Net increase (decrease) in advances from
        borrowers for taxes and insurance                      (71)              (71)
      Purchase of treasury shares                             (690)             (791)
      Issuance of common shares for
        exercise of stock options                               32                84
      Cash dividends paid                                     (164)             (124)
                                                           -------           -------

         Net cash from financing activities                  8,860             7,230
                                                           -------           -------

Net change in cash and cash equivalents                      1,868              (132)

Cash and cash equivalents at beginning of year               3,816             4,585
                                                           -------           -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 5,684           $ 4,453
                                                           =======           =======


Supplemental disclosures of cash flow information
      Cash paid during the year for:
         Interest                                          $ 3,755           $ 3,454
         Income taxes                                          370               106

-------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Potters Financial Corporation ("PFC") is a unitary savings and loan holding company headquartered in East Liverpool, Ohio. PFC is the sole shareholder of The Potters Savings and Loan Company, also headquartered in East Liverpool, Ohio. On August 21, 1998, The Potters Savings and Loan Company changed its name to Potters Bank ("Potters").

The accompanying consolidated financial statements include the accounts of PFC and Potters. All significant intercompany transactions and balances have been eliminated in consolidation. These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at September 30, 1998, and its results of operations and statements of cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of PFC and notes thereto included in the 1997 Annual Report.

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

As of July 1, 1998, Potters adopted SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". Potters does not own any derivative financial instruments at the present time and has no immediate plans to acquire any such investments. However, to provide maximum flexibility for possible future hedging strategies, all held-to-maturity securities were reclassified to available for sale at the date of adoption. The amortized cost of held-to-maturity securities as of July 1, 1998 was $22.1 million, and resulted in an after-tax transition adjustment to comprehensive income of $18,000.

Basic earnings per share ("EPS") includes no dilution and is computed by dividing earnings for the year available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. The difference between PFC's basic and diluted shares is attributable entirely to its outstanding stock options. The weighted average number of shares outstanding for the calculation of basic earnings per share was 930,100 for the third quarter of 1998 and 954,622 for the three months ended September 30, 1997. The weighted average number of shares outstanding for the calculation of diluted EPS was 958,408 for the third quarter of 1998 and 980,076 for the three months ended September 30, 1997. The weighted average number of shares outstanding for basic and fully diluted earnings per share for the nine months ended September 30, 1998 were 942,997 and 974,228, respectively, while the similar number of shares for the nine months ended September 30, 1997 were 962,348 and 984,421.

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

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

At September 30, 1998, the amortized cost and estimated fair value of securities are as follows:

                                                           Gross       Gross     Estimated
                                              Amortized  Unrealized  Unrealized    Fair
                                                Cost       Gains       Losses      Value
                                                ----       -----       ------      -----
                                                         (Dollars in thousands)
Securities available for sale:

        U.S. Treasury and U.S.
         Government agencies                   $ 6,638      $ 12       $          $ 6,650
        Obligations of states and
         political subdivisions                    169        17                      186
        Equity securities                           70                                 70
        Other securities                           522         8                      530
        Agency issued mortgage-
         backed securities                      22,292       227                   22,519
                                               -------      ----       -----      -------
                                               $29,691      $264       $          $29,955
                                               =======      ====       =====      =======

The amortized cost and estimated fair value of debt securities at September 30,1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Available for Sale
                                                                      ------------------
                                                                    Amortized     Estimated
                                                                       Cost       Fair Value
                                                                       ----       ----------
                                                                     (Dollars in thousands)
        Due in one year or less                                      $ 2,142       $ 2,144
        Due after one year through five years                          4,067         4,083
        Due after five years through ten years                           598           609
        Due after ten years                                              522           530
        Agency issued mortgage-
         backed securities                                            22,292        22,519
                                                                     -------       -------

                                                                     $29,621       $29,885
                                                                     =======       =======

Available-for-sale securities totaling $1.5 million were called at par during the first nine months of 1998, one resulting in a gain of $2,000, and agency securities totaling $510,000 matured. During that same time frame, agency securities held to maturity totaling $750,000 were called, resulting in a gross gain of $11,000, and $2.0 million of agency securities matured. Available-for-sale securities totaling $3.0 million were sold during the first nine months of 1997 at a net loss of $21,000. The net unrealized holding loss on securities available for sale increased by $192,000 during the first nine months of 1998.

The carrying value of investment securities pledged as collateral for public funds amounted to $7.7 million at September 30, 1998.

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
                                           =======          ====           =====           =======


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized below:

                                                     September 30,   December 31,
                                                         1998            1997
                                                         ----            ----
                                                        (Dollars in thousands)
Real estate loans
        One-to-four family residences                  $74,598         $66,718
        Loans held for sale                                629             106
        Nonresidential property                          6,920           6,211
        Multifamily and other                            2,153           1,537
                                                       -------         -------
                                                        84,300          74,572
                                                       -------         -------
Consumer and other loans
        Home equity loans                                5,509           5,224
        Secured, unsecured consumer
         loans and lines of credit                       2,231           2,064
        Commercial business loans                        1,178             862
        Other                                            1,745           1,575
                                                       -------         -------
                                                        10,663           9,725
                                                       -------         -------
        Total loan principal balances                   94,963          84,297
        Loans in process                                  (707)           (340)
        Unearned interest, purchase premiums
         and deferred fees, net                            370             279
        Allowance for loan losses                       (2,217)         (2,143)
                                                       -------         -------

                                                       $92,409         $82,093
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

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses is as follows:

                                                    Nine months ended
                                                       September 30,
                                                  ---------------------
                                                   1998           1997
                                                   ----           ----
                                                  (Dollars in thousands)
      Balance at beginning of year                $2,143         $2,630
      Provision for loan losses                                    (485)
      Recoveries                                     111             19
      Charge-offs                                    (37)           (59)
                                                  ------         ------

      Balance at end of year                      $2,217         $2,105
                                                  ======         ======

Nonaccrual and renegotiated loans totaled $222,000 and $207,000 at September 30, 1998 and December 31, 1997, respectively. Potters is not committed to lend additional funds to debtors whose loans have been modified.

Impaired loans were not material at any date or during any period presented.

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances are as follows:

                                                                 September 30,   December 31,
                                                                     1998           1997
                                                                     ----           ----
                                                                    (Dollars in thousands)
Variable-rate advances with monthly interest payments:
    5.90% advance due April 29, 1998                                               $1,300
Fixed-rate advances with monthly interest payments:
    6.30% advance due June 24, 1998                                                 2,000
    5.67% advance due November 27, 1998                            $   750            750
    6.50% advance due June 26, 1999                                  2,700          2,700
    6.50% advance due June 27, 2000                                  1,500          1,500
    6.50% advance due October 17, 2000                               1,500          1,500
    5.13% advance due March 17, 2008(1)                              2,500
    5.10% advance due July 7, 2008(1)                                4,000
    4.66% advance due September 22, 2008(1)                          5,000
Fixed-rate advances with monthly principal and
 interest payments:
    6.05% advance due August 14, 1998                                                 133
    5.85% advance due September 1, 1999                                 62            110
                                                                   -------         ------

                                                                   $18,012         $9,993
                                                                   =======         ======

----------
(1) Convertible fixed-rate advances which, at the FHLB's option, can be converted to the London Interbank Offering Rate on a quarterly basis after the first year. If the FHLB exercises its option, Potters may pay off the advances in whole or in part on any of the quarterly repricing dates without prepayment penalty.

FHLB advances obtained through the Community Investment Program are amortizing loans requiring monthly principal and interest payments. As of September 30, 1998, the aggregate future minimum annual principal payments on FHLB advances were $755,000 in 1998, $2.8 million in 1999, $3.0 million in 2000 and $11.5 million in 2008. As of September 30, 1998, the Company was approved to borrow $5.5 million in cash management advances. FHLB advances are collateralized by all shares of FHLB stock owned by Potters and by 100% of its qualified real estate loan portfolio.

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

Loan Commitments
----------------
As of September 30, 1998, Potters had commitments to make loans (at market rates) and unused lines of credit approximating $7.2 million, of which $1.1 million carry fixed rates from 6.50% to 8.875%, and $6.1 million carry adjustable rates. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK

Most of Potters' current business activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. At September 30, 1998, the loan portfolio included approximately $20.3 million of purchased residential real estate loans located in northwestern and southwestern Ohio and $12.6 million located in Hilton Head, South Carolina. As of September 30, 1998, the loan portfolio also included approximately $2.0 million in real estate loans secured by nonresidential property located in the State of Colorado.

--------------------------------------------------------------------------------

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations

GENERAL

Potters Financial Corporation, a unitary thrift holding company ("PFC"), owns all of the outstanding shares of The Potters Savings and Loan Company, a savings and loan institution. On August 21, 1998, The Potters Savings and Loan Company changed its name to Potters Bank ("Potters") in an effort to simplify its identity and provide a more direct description of the company. In the following pages, management presents an analysis of PFC's financial condition as of September 30, 1998 and December 31, 1997, and the results of operations for the three and nine months ended September 30, 1998 and 1997. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Potters' general market area. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements. See Exhibit 99, attached hereto, which is incorporated herein by reference.

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

RESULTS OF OPERATIONS

PFC recorded net income of $297,000 for the three months ended September 30, 1998, an 8.4% increase over net income of $274,000 for the third quarter of 1997. Basic and diluted earnings per share for the three months ended September 30, 1998 were $.32 and $.31, while basic and diluted earnings per share for the comparable period in 1997 were $.29 and $.28. The return on average assets for the three months ended September 30, 1998 was .93% compared to .91% for the same period in 1997, while the return on average shareholders' equity was 10.77% for the third quarter of 1998 compared to 10.07% for the three months ended September 30, 1997. The increase in net income for the third quarter of 1998 compared to the third quarter of 1997 was brought about primarily from an increase of $76,000, or 7.6%, in net interest income. Sales of fixed-rate real estate loans on a servicing-released basis during 1998 continued to affect positively noninterest income, increasing gains on sales of loans and securities by $33,000. Excluding a nonrecurring gain of $58,000, or $.06 per diluted share, on the sale of a company-owned property during the third quarter of 1997, other noninterest income increased $27,000, or 31.8%, during the third quarter of 1998.

Net income for the nine months ended September 30, 1998 was $785,000, compared to net income of $1.0 million for the same period in 1997. Basic and diluted earnings per share were $.83 and $.81 for the nine months ended September 30, 1998, compared to $1.05 and $1.03 for the comparable period in 1997. Annualized returns on average assets of .83% and 1.14% were realized for the nine months ended September 30, 1998 and 1997, while annualized returns on average shareholders' equity were 9.21% and 12.28% for the same respective time periods.

The primary reason for the decline in net income for the nine months ended September 30, 1998 compared to the same time period in 1997 were negative provisions for loan losses of $485,000 during the first nine months of 1997 which were not repeated in 1998. The provisions had an after-tax positive effect on 1997 earnings of $320,000, or $.33 per diluted share, for the nine months ended September 30, 1997. Excluding this item, earnings increased from $693,000, or $.70 per diluted share, during the first nine months of 1997 to $785,000, or $.81 per diluted share, for the first nine months of 1998, an increase of $92,000, or 13.3%. The negative provisions were recorded during 1997 to remove excess allowances for loan losses resulting from the favorable resolution of several nonperforming loans and the reduced risk composition of Potters' loan portfolio.

The increase in net income during the first nine months of 1998 compared to the first nine months of 1997, excluding the 1997 negative provisions for loan losses, resulted primarily from a $168,000, or 5.8%, increase in net interest income and a $142,000, or 50.4%, increase in noninterest income, offset by a $167,000, or 7.8%, increase in noninterest expense.

Interest income increased $166,000 and $496,000 for the three and nine months ended September 30, 1998 compared to the same periods in 1997. Assets grew $4.0 million, or 3.1%, during the third quarter of 1998 and $9.5 million, or 7.7%, during the first nine months of 1998, primarily the result of loan growth. Such loan growth occurred through the origination and purchase of real estate loans and has been funded through loan repayments, calls, repayments and maturities of securities, deposit inflows and Federal Home Loan Bank ("FHLB") advances. At September 30, 1998, loans represented 71.6% of total assets and 92.8% of deposits, compared to 64.8% and 78.9%, respectively, at September 30, 1997. Loan interest income increased $333,000, or 21.2%, during the third quarter of 1998 compared to the third quarter of 1997, and increased $931,000, or 21.3%, during the first nine months of 1998 compared to the first nine months of 1997. Interest on securities, however, declined $182,000, or 30.3%, during the third quarter of 1998 compared to the third quarter of 1997, and decreased $557,000, or 29.0%, during the first nine months of 1998 compared to the same time period in 1997. The continued shift of assets from securities to loans has increased the yield on earning assets during 1998 to 7.64%, from 7.55% during the first nine months of 1997. Other interest income increased $15,000 and $122,000 during the three and nine months ended September 30, 1998 due to the investment of excess funds in short-term instruments so funds were accessible when loan purchases became available.

Interest expense increased $90,000 and $328,000 for the three and nine months ended September 30, 1998 compared to the same time periods in 1997. The increases were due primarily to a $1.9 million increase in deposits and an $8.0 million increase in FHLB advances from September 30, 1997 to September 30, 1998. The cost of funds increased, from 4.32% in the first nine months of 1997, to 4.42% in the first nine months of 1998. Competition for deposits in the local market is intense, causing Potters' interest costs on certificates of deposit to increase during 1998, and a new savings account indexed to the 90-day Treasury bill has caused a nineteen basis point increase in savings account interest in 1998 over the first nine months of 1997. In addition, Potters has utilized FHLB advances, which tend to cost more than deposits, over the last year to fund loan growth.

Net interest income increased $76,000 and $168,000 for the three and nine months ended September 30, 1998 compared to the same time periods in 1997, representing increases of 7.6% and 5.8%, respectively. The increase in the asset yield has limited the decrease in the interest rate spread to one basis point, from 3.23% for the first nine months of 1997, to 3.22% during the first nine months of 1998 despite a rising cost of funds and a declining interest rate environment during 1998.

The allowance for loan losses at September 30, 1998 was $2.2 million, representing an increase of $74,000 from $2.1 million at December 31, 1997, primarily due to recoveries of $111,000, offset by charge-offs of $37,000. Recoveries resulted primarily from payments from the bankruptcy Trustee relating to the Bennett Funding Group equipment lease credits. During the first nine months of 1997, the allowance for loan losses declined $525,000 due primarily to a negative loan loss provision of $485,000 relating to the payoff and sale of two nonperforming real estate loans on properties located in Colorado. During the first nine months of 1997, net loan charge-offs totaled $40,000.

Nonperforming loans of $222,000 at September 30, 1998 represented an increase of $15,000 from nonperforming loans of $207,000 at December 31, 1997, but a decrease of $319,000 from nonperforming loans of $541,000 at September 30, 1997. The allowance for loan losses increased from 389.9% of nonperforming loans at September 30, 1997, to 1,035.3% at December 31, 1997 and declined to 998.7% at September 30, 1998. No loans were designated impaired at September 30, 1998 or December 31, 1997, but totaled $365,000 at September 30, 1997, consisting of the Bennett Funding Group lease credits. A $267,000 nonperforming loan reported at June 30, 1998 was paid in full during the third quarter of 1998. Due to the current level of unallocated allowances, no provision for loan losses is planned for the remainder of 1998, although no assurances can be given that provisions will not be made during that time if circumstances change, such as increases in the loan portfolio, changes in the economy or increases in nonperforming loans.

Noninterest income increased $2,000 and $142,000 for the three and nine months ended September 30, 1998, compared to the respective periods in 1997. During 1998, real estate loans totaling $3.7 million were sold on a servicing-released basis, resulting in gains of $51,000, while gains totaling $13,000 were recognized on calls of two securities during the first nine months of 1998. Losses of $21,000 were recorded on sales of securities available for sale during the first nine months of 1997 and a $60,000 loss was recognized on the sale of a nonperforming loan. Nonrecurring gains occurred during both years on sales of other assets. During the first nine months of 1997, gains of $111,000 were recorded on the sale of Potters' East End Office property and two properties owned by Potters. During 1998, a $64,000 gain was recognized on the sale of a parking lot owned by a subsidiary of Potters. Excluding such gains and losses, other noninterest income continued to increase gradually, $27,000, or 31.8%, during the three months ended September 30, 1998 and $44,000, or 17.5%, for the nine months ended September 30, 1998 compared to the same time periods in 1997. The increases were due primarily to increased service charges on deposits from inflows into checking accounts and increases in automated teller machine ("ATM") and VISA Check Card fee income and commission income on the sale of loan insurance products.

Noninterest expense increased $39,000 and $167,000 for the three and nine months ended September 30, 1998 compared to the same time periods in 1997. Included in noninterest expense in 1997 was a $50,000 gain on the sale of foreclosed real estate located in Colorado. Excluding the gain, noninterest expense increased $117,000 from the first nine months of 1997 to the first nine months of 1998, primarily from increased compensation and benefits. Potters continues to follow its plan of blending the developing skills of its employees with new technology to provide superior service to customers. Compensation and benefits increased in 1998 over the first nine months of 1997 primarily from the addition of employees skilled in commercial lending, loan processing and the secondary mortgage market. Expenses relating to the Boardman loan production office have also contributed to the increase in noninterest expense. ATM expenses relating to Potters' ATMs, ATM cards and VISA Check Cards have increased, as have data processing and training costs, but legal and professional fees, insurance, check processing and other miscellaneous expenses have declined as Potters continues to emphasize cost control initiatives.

FINANCIAL CONDITION

PFC's assets grew to $132.1 million at September 30, 1998 from $122.6 million at December 31, 1997, an increase of $9.5 million, or 7.7%. Potters continued to restructure its balance sheet and pursue loan growth during 1998 in accordance with its strategic plan. The declining interest rate environment and flat yield curve caused difficulty in locating adjustable-rate loan purchases during 1998 and have produced significant prepayments in both loans and securities, generating excess funds. As a result, cash and cash equivalents increased $1.9 million as Potters invested excess funds into short-term investments to be available to fund loan growth.

Securities available for sale increased $24.5 million to $30.0 million at September 30, 1998, compared to $5.5 million at December 31, 1997. As of July 1, 1998, Potters' adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and transferred $22.1 million of securities held to maturity with an estimated fair value of $22.1 million to securities available for sale. The resultant after-tax transition adjustment to shareholders' equity totaled $18,000 at July 1, 1998. Available-for-sale securities totaling $1.5 million were called during the first nine months of 1998, resulting in gains of $2,000. A purchase of $5.1 million of adjustable-rate mortgage-backed securities was funded with a convertible fixed-rate FHLB advance, resulting in a current spread of 85 basis points. Securities designated as available for sale are carried at their fair values, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale, net of tax, decreased from $17,000 at year-end 1997 to an unrealized gain of $175,000 at September 30, 1998.

At September 30, 1998, no securities were classified as held-to-maturity because of the transfer of such securities to available-for-sale as a result of the adoption of SFAS No. 133. Agency securities totaling $750,000 were called during 1998, one resulting in a gain of $11,000. Agency securities totaling $2.0 million matured during 1998, while repayments on held-to-maturity securities totaled over $2.0 million. In addition, higher-rate mortgage-backed securities prepaid more quickly and adjustable-rate mortgage-backed securities repriced downward, putting pressure on the interest rate spread.

Net loans receivable increased $10.3 million, from $82.1 million at December 31, 1997, to $92.4 million at September 30, 1998. Loan purchases during 1998 totaled $16.2 million. The flat yield curve caused significant refinancing activity and prepayments, causing a net decrease in loans, excluding loan purchases, of $2.3 million during 1998, compared to a slight increase during the first nine months of 1997. Potters opened its first loan production office in the Boardman area, a suburb of Youngstown, Ohio, in April 1998. The area is growing, with new residential construction and business expansion. Potters' plan is to utilize this loan production office to become less reliant on loan purchases to grow the portfolio, although there can be no assurance that the demand for loans will continue in surrounding local areas or that the Boardman office will successfully penetrate that market. The Boardman office, with a staff of two, has contributed to the increased origination of loans during 1998. Potters' initiation of a 30-year fixed-rate real estate loan program and sales of such loans on a servicing-released basis have generated gains, but the recent acquisition of seller/servicer status with FHLMC will enable Potters to retain the servicing on its 30-year loans, a new source of noninterest income.

Total deposits increased $1.9 million, or 1.9%, during the first half of 1998, from $100.1 million at December 31, 1997 to $102.0 million at September 30, 1998. Inflows occurred primarily in the Treasury Index savings account and in certificates of deposit. The Treasury Index savings account was developed in late 1997 to aid in retaining funds which would otherwise flow to accounts at brokerage firms. Potters has also competitively priced selected certificates of deposit with maturities exceeding one year in an attempt to maintain deposit levels despite strong competition for certificates of deposit in the local area. The Asset and Liability Management Committee continues to focus on strategies for reduced interest rate risk and responsible deposit management.

FHLB advances totaled $18.0 million at September 30, 1998, compared to $10.0 million at December 31, 1997. Three advances totaling $11.5 million received during 1998 were part of a convertible fixed-rate FHLB advance program in which, after the first year, the FHLB has the option to convert the ten-year fixed-rate advances to the London Interbank Offering Rate on a quarterly basis. If the FHLB exercises its option, Potters may pay off the advance in whole or in part on any of the quarterly repricing dates without prepayment penalty. Potters used such advances to fund loan growth and the purchase of $5.1 million of adjustable-rate mortgage-backed securities at a positive spread.

Shareholders' equity increased $155,000 during the first nine months of 1998. Net income of $785,000 for the nine months ended September 30, 1998, the issuance of common shares upon the exercise of stock options and the generation of a net unrealized gain of $192,000 on securities available for sale from the transfer of held-to-maturity securities were offset by the purchase of 39,282 treasury shares for a total of $690,000 relating to a share repurchase program and the payment of dividends totaling $164,000, or $.17 per share, during the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Potters' normal, recurring sources of funds are primarily customer deposits, securities available for sale, maturities, loan repayments and other funds provided by operations. Potters has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

The most significant components of cash flows from operating activities during the nine months ended September 30, 1998 included sales of loans held for sale totaling $3.7 million and a net increase of $3.5 million in loans held for sale. Significant investing activities during the same time period were loan purchases of $16.2 million and purchases of available-for-sale securities of $5.2 million, offset by repayments, calls and maturities of $5.0 million in securities held to maturity and $3.1 million in securities available for sale and a net decrease in loans of $5.7 million. Investing activities during the first nine months of 1997 included loan purchases of $14.8 million, offset by repayments, calls and maturities of securities held to maturity of $3.2 million and proceeds from sales of securities available for sale of $3.0 million.

Financing activities during the nine months ended September 30, 1998 included proceeds from FHLB advances of $17.3 million and net deposit inflows of $1.9 million, somewhat offset by repayments of FHLB advances of $9.3 million. In addition, PFC purchased 39,282 treasury shares for a total of $690,000 during the first nine months of 1998. Deposit inflows of $3.6 million occurred during the first nine months of 1997, while FHLB advance activity included proceeds of $14.6 million and repayments totaling $9.8 million.

Potters' average regulatory liquidity ratio for September 1998 was 12.14%. At September 30, 1998, Potters had commitments to originate loans of $1.1 million and unused lines of credit totaling $6.1 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters' capital levels as of September 30, 1998 (dollars in thousands):

                             Tangible               Core                Risk-based
                             Capital               Capital               Capital
                         ----------------      ----------------      ----------------
                         Amount       %        Amount       %        Amount       %
                         ------      ---       ------      ---       ------      ---
Regulatory capital -
  computed               $10,258     7.81%     $10,258     7.81%     $11,090    17.01%
Minimum capital
  requirement              1,969     1.50        3,938     3.00*       5,217     8.00
                         -------     ----      -------     ----      -------    -----

Regulatory capital -
  excess                 $ 8,289     6.31%     $ 6,320     4.81%     $ 5,873     9.01%
                         =======     ====      =======     ====      =======    =====

----------
* Under the prompt corrective action regulations of the Office of Thrift Supervision, savings associations may be required to maintain minimum core capital of 4.00%.

YEAR 2000

As with all financial institutions, Potters' operations depend almost entirely on computer systems. The Board of Directors and management of Potters also recognize the risks the year 2000 poses to all businesses utilizing computer or embedded chip technology. Potters' "Year 2000 Committee" (the "Committee") was formed to address the problems associated with the year 2000. The Committee conducted a comprehensive review of all operations which will be impacted by the year 2000. Because Potters does not use proprietary software or hardware, it depends primarily on outside vendors for its data processing operations and software. The Committee identified the vendors most critical to Potters' operations, but has contacted all vendors to ensure that the issue is being addressed, and to receive periodic updates. The Committee developed a detailed plan to monitor the progress of vendors in modifying their software, if necessary, and a testing plan to ensure that all vendors appropriately test their software modifications and to perform detailed testing of each critical software program by Potters' employees, if possible, to ensure that all operational systems will accommodate the year 2000. The Committee developed a contingency plan for all systems which identifies alternatives if existing vendors show a lack of commitment or ability to make their systems year 2000 compliant. Contingency plans call for action if all vendors have not completed the renovation of their systems and begun testing by December 31, 1998. At the present time, all vendor communications report appropriate progress, and there is no reason for management to believe that all mission critical systems from outside vendors will not be year 2000 compliant. In conjunction with the contingency plan, an analysis was conducted to determine the impact on all department and branch functions if systems should fail when the year 2000 arrives. The committee is currently working on a business resumption contingency plan for all mission critical vendors which will provide alternative means for task completion should a mission critical system fail.

The Committee performed an assessment of the risk posed by all commercial borrowers with loans in excess of $100,000 and has communicated with them through letters and questionnaires and, in some cases, personal contact. Contingency plans for borrowers not adequately addressing year 2000 compliance may include declaring the loan immediately due.

Potters has developed and begun to implement a customer awareness program in order to keep all customers informed of its progress in addressing year 2000 issues. A Customer Newsletter was mailed to all account holders in October 1998 and the Federal Deposit Insurance Corporation's pamphlet is available in the branch locations and on Potters' website. Periodic statement stuffers, additional newsletters, website updates and shareholder communications will be used throughout the remainder of 1998 and 1999 in addition to a year 2000 hotline on which customers can leave messages for follow-up by Committee members.

The overall plan, testing plan, initial contingency plan, operations impact analysis, commercial borrower risk analysis and customer awareness plans were approved by the Board of Directors, who receive detailed quarterly updates on the Committee's progress. Beginning in the fourth quarter of 1998, the Board of Directors will be updated on a monthly basis.

Expenses incurred to date relating to the year 2000 have been immaterial. However, no assurance can be given at this time that significant expense will not be incurred in future periods. In the event that Potters is ultimately required to purchase replacement computer systems, programs and equipment, or substantial expense must be incurred to make Potters' current systems, programs and equipment year 2000 compliant, or Potters' vendors pass on to Potters their expenses of becoming year 2000 compliant, Potters' net income and financial condition could be adversely affected. Moreover, to the extent Potters' employees must spend time ensuring that vendors are adequately preparing for year 2000, those employees will not be focusing all of their time and energies toward achieving other goals set by the management of Potters.

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS No. 133 establishes standards for derivative instruments and hedging activities and requires the recognition of all derivatives as either assets or liabilities and measured at fair value in all financial statements. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Potters opted for early adoption of the statement as of July 1, 1998.

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

     Exhibit 3.2  Code of Regulations of Potters                 Incorporated by reference to the 8-A.
         Financial Corporation

     Exhibit 11  Statement re: computation of                    Included herewith.
         per share earnings

     Exhibit 27.1  Financial Data Schedule for the               Included herewith.
         quarter ended September 30, 1998

     Exhibit 27.2  Amended and Restated Financial                Included herewith.
         Data Schedule for the quarter ended
         September 30, 1997

     Exhibit 99  Safe Harbor Under the Private                   Included herewith.
         Securities Litigation Reform Act of 1995

               B.  Reports on Form 8-K - none.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  POTTERS FINANCIAL CORPORATION

Date:  November 9, 1998           By: /s/  Edward L. Baumgardner
                                        ----------------------------------------
                                           Edward L. Baumgardner
                                           Duly Authorized Representative,
                                           President and Chief Executive Officer

                                  By: /s/  Anne S. Myers
                                        ----------------------------------------
                                           Anne S. Myers
                                           Principal Financial Officer and
                                           Principal Accounting Officer