Form 10KSB40
period 1998-12-31
POTTERS FINANCIAL CORP
filed 1999-03-19
CIK 1010476

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
          [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT  OF 1934

For the Fiscal Year Ended DECEMBER 31, 1998

          [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

                         Commission file number: 0-27980
                                                 -------

                          POTTERS FINANCIAL CORPORATION
                          -----------------------------
                 (Name of small business issuer in its charter)

         OHIO                                                   34-1817924
-------------------------------                         ------------------------
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

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No.
    ---    ---

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

           The issuer's revenues for the fiscal year ended December 31, 1998, totaled $9,838,000.

                  Based upon information regarding the last sales price provided by The Nasdaq Stock Market, the aggregate market value of the voting stock held by non-affiliates of the Registrant on March 5, 1999, was $11,247,043.

                       As of March 5, 1999, 892,324 of the
               issuer's common shares were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


         The following sections of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of Potters Financial Corporation (the Proxy Statement) are incorporated by reference into Part III of this Form 10-KSB:

1. PROPOSAL ONE - ELECTION OF DIRECTORS;

2. EXECUTIVE OFFICERS;

3. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS; and

4. VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

Potters Financial Corporation (PFC) is a unitary savings and loan holding company, incorporated in 1995 to acquire its wholly-owned subsidiary, Potters Bank, a savings and loan association. Potters Bank provides financial products and services through its three offices in and near East Liverpool, Ohio and a loan production office in Boardman, Ohio, a suburb of Youngstown, Ohio. Potters Bank was incorporated in 1889 as The Potters Savings and Loan Company, but changed its name in August 1998 to Potters Bank in an effort to simplify its identity and provide a more direct description of the company. Both entities were incorporated under the laws of the State of Ohio and are headquartered at 519 Broadway in East Liverpool, Ohio.

PFC's activities have been limited primarily to holding the common shares of Potters Bank. Consequently, the following discussion focuses primarily on the business of Potters Bank.

As a savings and loan holding company, PFC is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the OTS). As a savings and loan association incorporated under the laws of the State of Ohio, Potters Bank is subject to regulation, supervision and examination by the OTS, the Federal Deposit Insurance Corporation (the FDIC) and the Ohio Division of Financial Institutions of the Ohio Department of Commerce. Deposits are insured up to applicable limits by the FDIC. Potters Bank is also a member of the Federal Home Loan Bank (FHLB) of Cincinnati.

Congress is considering the elimination of the federal thrift charter and separate federal regulation of thrifts. Pursuant to such legislation, Congress may eliminate the OTS and Potters Bank may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Potters Bank may engage and would probably subject Potters Bank to more regulation by the FDIC. In addition, PFC may become subject to more restrictive holding company requirements, including activity limits and capital requirements. PFC cannot predict when or whether Congress may actually pass such legislation or whether such legislation will actually change the regulation and permissible activities of PFC. Although such legislation may change the activities in which PFC may engage, it is not anticipated that its current activities will be materially affected by those activity limits.

Primary lending products are real estate loans, home equity lines of credit, commercial and consumer loans. Substantially all loans are secured by specific collateral. Funds are also invested in securities, and a portfolio is maintained for liquidity management purposes. Lending activities are primarily funded by attracting deposits. Primary deposit products include a variety of checking, savings and certificate of deposit accounts. See "Lending Activities". At December 31, 1998, Potters Bank employed a total of 58 individuals and had 40 full-time employees.

Income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on deposits and borrowings and operating expenses.

In addition to the historical financial information included herein, the disclosures contain forward-looking statements that involve risks and uncertainties. Economic circumstances, operations and its actual results could differ significantly from those discussed in these forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and PFC's general market area. See Exhibit 99, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

Without limiting the foregoing, some of the forward-looking statements included herein are statements under the heading Lending Activities regarding management's supposition that the success of local revitalization efforts may generate more economic growth and construction and have a positive effect on operations.

MARKET AREA

Headquartered in East Liverpool, Ohio, business is conducted through three branch offices located in and near East Liverpool and a loan production office in Boardman, Ohio, a suburb of Youngstown, Ohio. The primary market area consists of the City of East Liverpool, Ohio, the contiguous areas of Columbiana and Jefferson Counties, Ohio and Hancock County, West Virginia. Loans are also originated in Trumbull and Mahoning Counties, Ohio and Beaver and Allegheny counties in Pennsylvania through the loan production office.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth certain information concerning the financial condition, earnings and other data at the dates and for the periods indicated
(1):


                                                               At December 31,
                                      -------------------------------------------------------------
                                          1998         1997         1996         1995        1994
                                      -----------  -----------  -----------  -----------  ---------
                                                           (Dollars in thousands)
SELECTED FINANCIAL CONDITION
DATA:

Total amount of:
   Assets                             $   134,474  $   122,637  $   114,172  $   114,242  $   110,910
   Cash and cash equivalents               11,867        3,816        4,585       11,230        3,038
   Securities available for sale           23,714        5,474       10,878       10,952       10,766
   Securities held to maturity (2)            991       28,017       32,735       38,821       43,937
   Loans receivable, net                   94,911       82,093       62,450       49,889       50,078
   Deposits                               104,644      100,094       97,283       98,697       99,968
   Federal Home Loan Bank
    advances                               17,247        9,993        5,085
   Shareholders' equity,
    substantially restricted               11,157       11,006       10,576       11,189        9,793


--------------------------------------

(1) Information prior to 1996 is that of Potters Bank.
(2) Securities held to maturity include investment in stock in the FHLB.


                                                         Years ended December 31,
                                          --------------------------------------------------------
                                          1998         1997         1996        1995          1994
                                          ----         ----         ----        ----          ----
                                                          (Dollars in thousands)
SUMMARY OF OPERATIONS:

Interest income                       $   9,262    $   8,558    $   8,206    $   8,065    $   7,586
Interest expense                          5,032        4,671        4,529        4,271        3,943
                                      ---------    ---------    ---------    ---------    ---------
Net interest income                       4,230        3,887        3,677        3,794        3,643
Provision for loan losses                    --         (485)         249          245          377
                                      ---------    ---------    ---------    ---------    ---------
Net interest income after
 provision for loan losses                4,230        4,372        3,428        3,549        3,266
Noninterest income:
 Gain (loss) on sales of loans
  and securities                            103          (78)          --           12           13
 Other noninterest income                   473          459          267          245          254
                                      ---------    ---------    ---------    ---------    ---------
Total noninterest income                    576          381          267          257          267
Total noninterest expense                 3,098        2,927        3,688        2,977        2,868
                                      ---------    ---------    ---------    ---------    ---------
Income before income tax                  1,708        1,826            7          829          665
Income tax expense                          596          629           68           --           --
                                      ---------    ---------    ---------    ---------    ---------

Net income (loss)                     $   1,112    $   1,197    $     (61)   $     829    $     665
                                      =========    =========    =========    =========    =========

SELECTED FINANCIAL RATIOS
AND OTHER DATA (1):



                                                At or for the year ended December 31,
                                       -------------------------------------------------------------
                                         1998          1997          1996        1995          1994
                                       ---------    ---------     ---------    ---------     -------
Performance ratios:
 Return (loss) on assets
  (ratio of net income (loss)
   to average total assets)              0.87%        1.00%        (0.05)%       0.74%        0.59%

Interest rate spread
 information:
 Average during period                   3.28         3.19          3.05         3.28         3.18
 End of period                           3.64         3.37          3.58         2.97         3.50

Net interest margin (ratio of
 net interest income to average
 interest-earning assets)                3.49         3.43          3.30         3.55         3.41

Ratio of operating expense
 to average total assets                 2.43         2.45          3.15         2.65         2.55

Return (loss) on equity
 (ratio of net income (loss)
 to average equity)                      9.58        10.72         (0.57)        7.88         6.74

Dividend payout ratio (ratio of
 dividends declared per share to
 net income per share)                  20.14        14.23       (208.33)       13.46        15.87

Asset quality ratios:
 Nonperforming assets
  to total assets at end
  of period                              0.17         0.17          1.51         2.21         2.37

Allowance for loan losses
 to nonperforming loans                987.05     1,035.27        152.20        91.88        75.67

Allowance for loan losses
 to total loans                          2.28         2.54          4.04         4.30         3.77

Capital ratios:
 Shareholders' equity to total
  assets at end of period                8.30         8.97          9.26         9.79         8.83

Average shareholders' equity
 to average assets                       9.10         9.34          9.27         9.36         8.78

Ratio of average interest-
 earning assets to average
 interest-bearing liabilities          105.13%      105.60%       105.96%      105.97%      105.31%

Number of full-service offices              3            3             4            4            5


-------------------------------

(1) Information prior to 1996 is that of Potters Bank.

LENDING ACTIVITIES

GENERAL. Lending activity is concentrated in the origination and purchase of conventional real estate loans secured by one-to-four family homes. Loans to individuals to finance the construction of their primary residence and real estate loans on multifamily properties containing five units or more and on commercial properties are also offered. Special real estate loans are originated for targeted groups and home buyers recommended by the Community Action Agency of Columbiana County. No loans insured by the Federal Housing Authority or loans guaranteed by the Veterans Administration are originated. In addition to real estate lending, loan originations also include commercial loans and consumer loans, including home equity lines of credit, automobile loans, loans secured by deposit accounts and unsecured loans. At December 31, 1998, the loan portfolio included approximately $33.4 million, or 34.4% of total loans, of one-to-four family real estate loans purchased, $16.6 million on properties located in northwestern Ohio, $4.7 million on properties in southwestern Ohio and $12.1 million on properties located in Hilton Head, South Carolina.

The economic environment of the East Liverpool, Ohio area has remained stable over the last few years with some inflow of new business. Area efforts continue in the revitalization of East Liverpool, and several new retail and service sector businesses have opened their doors within the city limits in the recent past, but no significant business or residential construction has taken place. However, to the extent revitalization efforts are successful, the local economy should gradually improve in the future, which may generate more economic growth and construction and have a positive effect on the operations. No assurances can be given that such efforts will be successful or that local, regional or national economic factors will not significantly change in the near future.

LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of the loan portfolio at the dates indicated:




                                                              At December 31,
                                            -----------------------------------------------
                                                     1998                       1997
                                                     ----                       ----
                                                            Percent                  Percent
                                                           of total                  of total
                                               Amount       loans         Amount      loans
                                               ------       -----         ------      -----
Type of loan and security:                                (Dollars in thousands)
Secured by real estate (1):
  One-to-four family residences               $76,543       78.16%       $66,718      79.15%
  Loans held for sale                             797         .81            106        .12
  Multifamily residential (over 4 units)        2,010        2.05          1,537       1.82
  Nonresidential property                       8,350        8.53          6,211       7.37
                                              -------     -------        -------    -------
Total real estate loans                        87,700       89.55         74,572      88.46
Consumer and other loans:
  Home equity loans                             5,746        5.87          5,224       6.20
  Secured, unsecured consumer
     loans and lines of credit                  2,102        2.15          2,064       2.45
  Commercial business                             654         .67            862       1.02
  Other                                         1,726        1.76          1,575       1.87
                                              -------     -------        -------    -------
Total consumer and other loans                 10,228       10.45          9,725      11.54
                                              -------     -------        -------    -------
Total loans                                    97,928      100.00%        84,297     100.00%
                                                          =======                   =======
Less:
  Loans in process                             (1,167)                      (340)
  Net deferred loan fees, unearned
    interest and unamortized
    discounts and premiums                        361                        279
  Allowance for loan losses                    (2,211)                    (2,143)
                                              -------                    -------
Total loans receivable, net                   $94,911                    $82,093
                                              =======                    =======


(1) Includes construction loans secured by various types of real estate. The amount of construction loans is not material.

LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 1998 regarding the net dollar amount of loans maturing in the portfolio, based on contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.



                                             Real Estate                              Consumer and Other             Total
                  --------------------------------------------------------------     ---------------------    -------------------
                  One-to-four family (1)    Nonresidential   Multifamily
                  ----------------------    --------------   -----------
                            Weighted             Weighted               Weighted                   Weighted              Weighted
                             Average              Average                Average                   Average                Average
                  Amount      Rate     Amount      Rate     Amount       Rate       Amount          Rate      Amount        Rate
                  ------    --------   ------    --------   ------      --------    ------         --------   ------      -------
                                                             (Dollars in thousands)
Due during
years ending
December 31,
------------

1999           $    223       9.43%   $   687      8.79%   $  --          --      $ 1,159         8.14%    $ 2,069         8.49%
2000 through
 2003             1,588       8.28        983     10.06         --          --      2,716        10.73       5,287         9.87
2004 and
  following      75,529       7.78      6,680      8.76      2,010        8.50%     6,353         9.47      90,572         7.99
               --------               -------              -------                -------                 --------

               $ 77,340               $ 8,350              $ 2,010                $10,228                 $ 97,928
               ========               =======              =======                =======                 ========

---------------------------------
(1) Includes Construction Loans and Loans Held for Sale

The total amount of loans due after December 31, 1999 which have predetermined interest rates is $40.9 million, while the total amount of loans due after such date which have floating or adjustable rates is $55.0 million.

         The next table sets forth the composition of the loan portfolio by type of security and by predetermined interest rates and floating or adjustable interest rates at the dates indicated:



                                                                 At December 31,
                                                -------------------------------------------------
                                                        1998                        1997
                                                --------------------         --------------------
                                                Amount       Percent         Amount       Percent
                                                ------       -------         ------       -------
Fixed-rate loans:                                            (Dollars in thousands)
  Real estate (1):
    One-to-four family                      $    37,876       38.68%     $    28,743       34.10%
    Multifamily (over 4 units)                      368        0.37              523        0.62
    Nonresidential                                  312        0.32              169        0.20
                                            -----------      ------      -----------     -------
      Total real estate loans                    38,556       39.37           29,435       34.92
  Consumer and other loans                        3,737        3.82            3,443        4.08
                                            -----------      ------      -----------     -------

      Total fixed-rate loans                     42,293       43.19           32,878       39.00

Adjustable-rate loans:
  Real estate (1):
     One-to-four family                          39,464       40.30           38,081       45.18
     Multifamily (over 4 units)                   1,642        1.67            1,014        1.20
     Nonresidential                               8,038        8.21            6,042        7.17
                                            -----------      ------      -----------     -------
       Total real estate loans                   49,144       50.18           45,137       53.55
  Consumer and other loans                        6,491        6.63            6,282        7.45
                                            -----------      ------      -----------     -------

       Total adjustable-rate loans               55,635       56.81           51,419       61.00
                                            -----------      ------      -----------     -------
       Total loans receivable                    97,928      100.00%          84,297      100.00%
                                                             ======                       ======

Less:
  Loans in process                               (1,167)                        (340)
  Deferred fees, discounts
    and premiums                                    361                          279
  Allowance for loan losses                      (2,211)                      (2,143)
                                            ------------                 -----------

       Total loans receivable, net          $    94,911                  $    82,093
                                            ===========                  ===========


------------------------------

(1) Includes construction loans secured by various types of real estate. The amount of construction loans is not material.

LOANS SECURED BY ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE. Lending activity is concentrated in the origination of permanent conventional real estate loans secured by one-to-four family residences, primarily single-family residences, located within the primary market area and the purchase of real estate loans, primarily ARMs. Loans are also originated to individuals to finance the construction of their primary residences. Each loan is secured by a mortgage on the underlying real estate and improvements thereon, if any. At December 31, 1998, the one-to-four family residential real estate loan portfolio was approximately $77.3 million, or 79.0% of total gross loans.

During 1997 and 1998, one-to-four family real estate loans were purchased to supplement local loan originations. Loan purchases totaled $20.9 million during 1998 and consisted of $16.2 million of ARMs and $4.6 million of fixed-rate real estate loans.

OTS regulations limit the amount which may be lent in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, fixed-rate loans on one-to-four family residences are made up to 95% of the value of the real estate and improvements (the Loan-to-Value Ratio or LTV). The principal amount of any loan which exceeds an 80%

LTV at the time of origination is usually covered by private mortgage insurance at the expense of the borrower.

As of December 31, 1998, approximately 49.0% of loans secured by one-to-four family residences bore interest at a fixed rate. Fixed-rate loans are offered for terms of up to 30 years. The majority of 30-year fixed-rate loans are sold on a servicing released basis in the secondary mortgage market. Potters Bank has acquired approval to sell such loans to the Federal Home Loan Mortgage Corporation (FHLMC), which will enable the retention of the servicing on the loans.

ARMs are offered for terms of up to 30 years. One-year, three-year and five-year ARMs are originated, with interest rate adjustments tied to U.S. Treasury issues adjusted to constant maturities. For a limited time during 1996, a seven-year ARM product was offered. Interest rate adjustments on pre-1995 real estate loans are tied to an index of the FHLB. The maximum allowable adjustment at each repricing date is from 1.5% to 2.0% for ARMs, with a maximum adjustment on all products of 6% over the term of the loan. The initial interest rate quoted on ARMs is often lower than the fully-indexed rate to make adjustable-rate products more appealing to customers. The initial rate on three-year and five-year ARMs is typically higher than the initial rate on a one-year ARM to compensate for the reduced interest rate sensitivity. At December 31, 1998, $39.5 million, or 51.0%, of one-to-four family real estate loans bore adjustable rates.

Two nonconforming real estate loan programs are offered, charging a slightly higher interest rate on single family residential mortgage loans to persons who are considered slightly higher credit risks. Such loans involve greater underwriting and default risk than conforming real estate loans. The increased risk is somewhat mitigated by a higher interest rate than on conforming loans and a lower loan to market value of the underlying real estate. At December 31, 1998, such nonconforming real estate loans totaled $4.6 million, of which none were more than 30 days delinquent.

Construction loans are made to individuals for the construction and permanent financing of their primary residences. Such loans are offered with both fixed and adjustable rates for terms of up to 20 years. During the first year, while the residence is being constructed, the borrower is required to pay only interest. Thereafter, the loans amortize over the remaining term.

Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the advance of loan funds and the inherent uncertainties in estimating construction costs and loan value prior to the completion of the project. In the event a default on a construction loan occurs and foreclosure follows, control of the project would be taken and attempts made either to arrange for completion of construction or to dispose of the unfinished project. The increased risks inherent in construction lending are not significant because construction loans, in the aggregate, comprise less than 1% of the loan portfolio.

Loans are also made secured by land to be used in the eventual construction of a borrowers' primary residence. Such loans are offered with fixed and adjustable interest rates for terms of up to 5 years and a maximum LTV of 75%. Although land loans are subject to greater risks than residential real estate loans, attempts to mitigate such risks are made by basing the lending decision on an evaluation of the past performance and credit history of the borrower and on the market value of the underlying real estate.

LOANS SECURED BY MULTIFAMILY RESIDENTIAL REAL ESTATE. In addition to loans on one-to-four family properties, loans secured by multifamily properties containing over four units are offered. Multifamily loans are usually offered for terms of up to 15 years and a maximum LTV of 75%. Such loans are currently offered with adjustable interest rates tied to the composite prime rate of 75% of the 30 largest U.S. banks, as reported in THE WALL STREET JOURNAL (the Prime
Rate).

Multifamily lending is generally considered to involve a higher degree of risk than one-to-four family residential lending because the borrower typically depends upon income generated by the apartment project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Attempts to reduce the risk associated with multifamily lending include evaluating the creditworthiness of the borrower and the projected income from the project and obtaining personal guarantees on loans made to corporations and partnerships. Borrowers are required to submit rent rolls and annual financial statements to enable monitoring of the loan.

At December 31, 1998, loans secured by multifamily properties totaled approximately $2.0 million, or 2.1% of total loans. Of such loans, none were delinquent at December 31, 1998.

LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. At December 31, 1998, approximately $8.4 million, or 8.5% of total loans, were secured by nonresidential real estate properties, $1.9 million of which are located in the State of Colorado. The majority of such loans have adjustable rates tied to the Prime Rate and are fully amortizing with terms of up to 15 years. Among the properties securing nonresidential real estate loans are office buildings, retail centers, restaurants, warehouses, residential development and special purpose properties.

Although loans secured by nonresidential real estate typically have higher interest rates and shorter terms to maturity than one-to-four family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Endeavors to reduce such risk include evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the borrower, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. At December 31, 1998, no nonresidential loans were more than 30 days delinquent or considered impaired. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

CONSUMER LOANS. A range of secured and unsecured consumer loans are offered to area borrowers. Secured loans include home equity lines of credit, those made to depositors on the security of their deposit accounts and automobile loans. Secured and unsecured personal loans to homeowners and nonhomeowners, an unsecured home improvement loan program and an unsecured check overdraft line of credit are available to accommodate the credit needs of the primary market area. Consumer loans, other than home equity lines of credit, are made primarily at fixed rates of interest and for varying terms based on the type of loan.

At December 31, 1998, Potters Bank had approximately $10.2 million, or 10.5% of total loans, invested in consumer loans.

Home equity lines of credit are secured by a first or second mortgage on the borrowers' principal residence. Home equity lines of credit have a five- or ten-year draw-down period followed by a corresponding five- or ten-year repayment period and bear variable rates of interest. Home equity loan promotions offer a low introductory interest rate which reverts to a margin over the Prime Rate after a limited period of time.

Consumer loans, particularly consumer loans which are unsecured or are secured by assets such as automobiles or mobile homes, which depreciate at a faster rate than real estate, may entail greater risk than do residential real estate loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Of such loans, $366,000 were delinquent at December 31, 1998.

COMMERCIAL LOANS. At December 31, 1998, the loan portfolio included approximately $654,000 in commercial loans and lines of credit. All such loans have been made to businesses in the local area. The maximum amount of principal committed to be advanced under such loans was $49,000 at December 31, 1998. The loans are secured by equipment, receivables or vehicles and are indexed to the Prime Rate.

Commercial loans have a high degree of risk because the primary source of repayment is the borrower's income. The collateral pledged to secure such loans, if any, is typically non-real estate collateral for which there may be no established market. Attempts to limit the risk of loss on commercial loans involve evaluating the financial condition of the business and its principals, valuing the collateral, requiring personal guarantees and limiting the aggregate dollar amount of such loans to any one borrower. Of such loans, none were delinquent at December 31, 1998.

LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers, real estate brokers and developers, solicitations by the lending staff, advertising and walk-in customers.

Before a real estate loan is extended, risks related to the borrower's ability and willingness to repay the loan are assessed through a review of the borrowers' credit report, verification of employment and other documentation. An appraisal of the fair market value of the collateral used to secure the loan is prepared by a fee appraiser approved by the Board of Directors. The application for a loan is then reviewed in accordance with underwriting guidelines and approved or denied. A tiered structure of credit authority levels based on loan amount has been granted to loan officers and two members of senior management with respect to loan approval. Specific loans exceeding lending authority levels are taken to the Executive Committee of the Board of Directors, which is comprised of three Board members. Any nonresidential real estate or commercial loan must be reviewed and approved or rejected by the President and Chief Executive Officer, the Senior Lending Officer or the full Board of Directors.

If a real estate loan application is approved, either a title guaranty or an attorney's opinion of title is obtained on the real estate which will secure the mortgage loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Potters Bank as an insured mortgagee.

The procedure for approval of construction loans is the same as for residential real estate loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. The feasibility of the proposed construction project and the experience and record of the builder are evaluated.

Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any. The verification of employment requirement may be waived for certain existing customers.

LOANS TO ONE BORROWER. Under current OTS regulations, the aggregate amount of loans that can be made to any one borrower (including related entities), with certain exceptions, is limited in general to 15% of unimpaired capital and unimpaired surplus. See "REGULATION - OTS Regulations--Lending Limits." Based on such limits, Potters Bank could lend $1.9 million to any one borrower at December 31, 1998. No outstanding loans were in excess of such limits at December 31, 1998.

LOAN ORIGINATION AND OTHER FEES. Potters Bank realizes loan origination fee and other fee income from lending activities, such as late payment charges, application fees and fees for other miscellaneous services. Loan origination and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 91 as an adjustment to yield over the life of the related loan.

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

Although collection procedures usually cure delinquencies in a timely manner, additional measures are instituted to remedy the default if the delinquency exceeds the 30- and 60-day categories. When any loan is delinquent 90 days, interest is no longer accrued. At that time, previously accrued but unpaid interest is deducted from interest income.

When a loan secured by real estate becomes delinquent more than 90 days, foreclosure action or the acceptance from the mortgagor of a voluntary deed to the property in lieu of foreclosure is instituted. If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale and usually purchased. An appraisal of the security is conducted when foreclosed real estate is acquired. If the appraisal indicates that the value of the collateral is less than the carrying value of the loan, a valuation allowance is established for such loan.

When a consumer loan secured by an automobile or other collateral becomes more than 90 days past due, an estimate is made of the value of the collateral. If the estimate of value indicates that the value of the collateral is less than the carrying value of the loan, a specific allowance for loss is established.

SFAS Nos. 114, "Accounting by Creditors for Impairment of a Loan" and 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," require recognition of loan impairment. No loans were impaired at December 31, 1998. See Notes 1 and 3 to the Consolidated Financial Statements in
Item 7. Financial Statements for information on impaired loans.

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

For the year ended December 31, 1998, gross interest income which would have been recorded had the nonaccruing and restructured loans been current in accordance with their original terms amounts to $17,000. The amount that was included in interest income on such loans was $10,000 for the year ended December 31, 1998.

Real estate acquired as a result of foreclosure proceedings is classified as foreclosed real estate until it is sold. When property is so acquired, it is recorded at the estimated fair value of the real estate at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual, if any, ceases no later than the date of acquisition of the real estate, and all costs incurred from such date in maintaining the property are expensed. Costs relating to the development and improvement of the property are capitalized to the extent they are realizable. Subsequent to acquisition, the property is carried at the lower of the initial balance or estimated fair value less selling costs.

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

The following table sets forth an analysis of the allowance for losses on loans for the periods indicated:



                                                                 1998              1997
                                                                 ----              ----
                                                                (Dollars in thousands)
Balance at beginning of period                                $   2,143         $  2,630
Loans charged-off:
  Residential real estate loans                                      (3)              (3)
  Nonresidential real estate loans                                                   (15)
  Consumer and other loans                                          (56)             (58)
                                                              ---------         --------
Total charge-offs                                                   (59)             (76)
Recoveries:
  Residential real estate loans                                      26                5
  Nonresidential real estate loans                                                    60
  Consumer and other loans                                          101                9
                                                              ---------         --------
Total recoveries                                                    127               74
                                                              ---------         --------
Net (charge-offs) recoveries                                         68               (2)
Provision for loan losses                                                           (485)
                                                              ---------         --------
Balance at end of period                                      $   2,211         $  2,143
                                                              =========         ========
Ratio of net (charge-offs) recoveries
  to average loans                                                  .08%            0.27%


The following table sets forth the allocation of the allowance for loan losses at the dates indicated:


                                                     1998                      1997
                                                     ----                      ----
                                                         Percent of                Percent of
                                                        loans in each             loans in each
                                                         category to               category to
                                              Amount     total loans     Amount    total loans
                                              ------     -----------     ------    -----------
                                                          (Dollars in thousands)
One-to-four family real estate loans        $     168      78.97%      $     179    79.27%
Nonresidential real estate loans                  272       8.53             237     7.37
Consumer and other loans                          273      12.50             296    13.36
Unallocated                                     1,498                      1,431
                                            ---------     ------       ---------

Total                                       $   2,211     100.00%      $   2,143   100.00%
                                            =========     ======       =========   ======


The allowance for loan losses at December 31, 1998 represented 987.05% of nonperforming loans. Because the loan loss allowance is based on estimates, it is monitored monthly and adjusted as necessary to provide an adequate allowance.

MORTGAGE-BACKED SECURITIES. Potters Bank invests some funds in mortgage-backed securities, including Government National Mortgage Association (GNMA), FHLMC and Federal National Mortgage Association (FNMA) pass-through certificates. The purchase of such certificates entitles the holder to receive a portion of the cash flows from an identified pool of mortgages. GNMA, FHLMC and FNMA securities are each guaranteed by their respective agencies as to principal and interest.

At December 31, 1998, mortgage-backed securities totaled approximately $17.1 million. All mortgage-backed securities at December 31, 1998, were designated as available for sale. In accordance with SFAS No. 115, available-for-sale mortgage-backed securities are carried on the balance sheet at fair market value.

At December 31, 1997, all mortgage-backed securities were classified as held to maturity and carried at amortized cost.

The OTS has deemed certain collateralized mortgage obligations and other mortgage derivative products to be "high-risk." There were no such investments or other derivative products deemed "high risk" at December 31, 1998.

Because mortgage-backed securities have a lower yield relative to current loan market rates, retention of such investments could adversely affect earnings, particularly in a rising interest rate environment. Adjustable-rate mortgage-backed securities were purchased as part of an effort to reduce its interest rate risk. In a period of declining interest rates, there is prepayment risk on such adjustable-rate mortgage-backed securities. Attempts to mitigate this prepayment risk include purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, interest rate risk exists on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans.

At December 31, 1998, $11.5 million, or 67.9%, of Potters Bank's mortgage-backed securities had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in Item 6. Management's Discussion and Analysis or Plan of Operation. The following table sets forth certain information regarding mortgage-backed securities at the dates indicated:


                                                    At December 31,
                                                    ---------------
                                              1998                      1997
                                              ----                      ----
                                                 Estimated                  Estimated
                                    Amortized      Fair       Amortized       Fair
                                      Cost         Value        Cost          Value
                                      ----         -----        ----          -----
                                                 (Dollars in thousands)

Mortgage-backed securities          $ 17,072     $  16,989    $  20,492    $  20,427
                                    ========      ========    =========    =========


The combined amortized cost of mortgage-backed securities designated as available for sale at December 31, 1998, by contractual terms to maturity are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties.



                                                             At December 31, 1998
                                                             --------------------
                                                          Estimated         Weighted
                                                            Fair             Average
                                                            Value             Yield
                                                            -----             -----
                                                            (Dollars in thousands)
Due within one year
Due after one year through three years                    $    879             6.36%
Due after three years through five years                       103             6.05
Due after five years through ten years                       1,418             6.06
Due after ten years                                         14,589             6.58
                                                          --------             ----
Total                                                     $ 16,989             6.52%
                                                          ========             ====


INVESTMENT ACTIVITIES

OTS regulations require that a minimum amount of liquid assets be maintained, which may be invested in U.S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. Also permitted are investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. From January 1, 1998, through December 31, 1998, Potters Bank has maintained liquid assets on a monthly average basis in an amount between 9.2% and 27.0% of total assets. See "REGULATION."

No security or group of securities, with the exception of securities issued by the U.S. government or its agencies, exceeded 10% of Potters Bank's equity at December 31, 1998.

The following table sets forth the composition of the investment portfolio at the dates indicated:


                                                              At December 31,
                                            -------------------------------------------------
                                                   1998                         1997
                                                   ----                         ----
                                                          Estimated                 Estimated
                                            Amortized       Fair        Amortized      Fair
                                               Cost         Value         Cost         Value
                                               ----         -----         ----         -----
                                                          (Dollars in thousands)
Securities available for sale:
         U.S. Treasury and U.S.
           Government agencies              $   5,999     $  5,997     $   5,499    $   5,474
         States and municipalities                166          187
         Other                                    463          467
                                            ---------     --------     ---------    ---------
         Total debt securities                  6,628        6,651         5,499        5,474
         Equity securities                         75
                                            ---------     --------     ---------    ---------
                                            $   6,703     $  6,725     $   5,499    $   5,474
                                            =========     ========     =========    =========
Securities held to maturity:
         U.S. Treasury and U.S.
           Government agencies                                         $   5,866    $   5,863
         States and municipalities                                           168          181
         Other                                                               632          645
                                                                       ---------    ---------

                                                                       $   6,666    $   6,689
                                                                       =========    =========

The maturities of debt securities are indicated in the following table:


                                                            At December 31, 1998
                                      -----------------------------------------------------------------
                                                                                  Total debt securities
                                                                                              Estimated
                                      Less than   1 to 5     5 to 10     Over     Amortized    Fair
                                       1 year      years      years    10 years     Cost       Value
                                       ------      -----      -----    --------     ----       -----
                                                            (Dollars in thousands)

Securities available for sale (1):
U.S. Treasury and U.S.
Government agencies                   $   2,999  $   2,500  $     500             $  5,999   $  5,997
States and municipalities                     3        123         40                  166        187
Other                                                                  $     463       463        467
                                      ---------  ---------  ---------  ---------  --------   --------

                                      $   3,002  $   2,623  $     540  $     463  $  6,628   $  6,651
                                      =========  =========  =========  =========  ========   ========

Weighted average yield (2)               5.64%      5.90%      6.32%      6.85%      5.88%

--------------------------

(1) Amounts reflected for maturities of securities available for sale are based on the estimated fair value while the yield is based on amortized cost.
(2) Since investments in nontaxable obligations are minimal, yields are not stated on a taxable equivalent basis.

DEPOSITS AND BORROWINGS

GENERAL. Deposits have traditionally been the primary source of funds for use in lending and other investment activities. In addition to deposits, funds are derived from interest payments and principal repayments on loans and securities and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions. Funds are also borrowed from the FHLB.

DEPOSITS. Deposits are attracted principally from within the primary market area through the offering of a broad selection of deposit instruments, including NOW and demand accounts, money market deposit accounts, regular passbook savings accounts, statement savings accounts, a statement savings account indexed to the 90-day U.S. Treasury bill, holiday club accounts, term certificate accounts and Individual Retirement Accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management and are based on liquidity requirements, growth goals and local and national interest rates. No brokered deposits existed at December 31, 1998. The amount of deposits from outside the primary market area is not significant.

At December 31, 1998, certificates of deposit totaled $49.3 million, or 47.1% of total deposits. Of such amount, approximately $30.2 million in certificates of deposit mature within one year. Based on past experience and pricing strategies used, management believes that a substantial percentage of such certificates will renew at maturity. If there is a significant deviation from historical experience, borrowings from the FHLB can be used as an alternative to this source of funds.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated:


                                                            At December 31,
                                              ---------------------------------------------
                                                       1998                   1997
                                                       ----                   ----
                                                           Percent                   Percent
                                                          of total                  of total
                                              Amount      deposits      Amount      deposits
                                              ------      --------      ------      --------
                                                          (Dollars in thousands)
Transaction accounts:
  Demand, NOW, and Super NOW
    accounts (1)                             $ 15,843         15.1%     $ 12,678        12.7%
  Savings and club accounts (2)                37,674         36.0        33,955        33.9
  Money market deposit
    accounts (3)                                1,835          1.8         1,955         1.9
                                             --------        -----      --------       -----

  Total transaction accounts                   55,352         52.9        48,588        48.5
Certificates of deposit (4)                    49,292         47.1        51,506        51.5
                                             --------        -----      --------       -----

Total deposits                               $104,644        100.0%$    $100,094       100.0%
                                             ========        =====      ========       =====

-------------------------


(1) The weighted average interest rate paid on demand, NOW and Super NOW accounts fluctuates with the general movement of interest rates. At December 31, 1998, the weighted average rate on such accounts was 1.53%.

(2) The weighted average rate on savings and club accounts was 2.93% at December 31, 1998.

(3) The weighted average interest paid on money market accounts fluctuates with the general movement of interest rates. At December 31, 1998, the weighted average rate on such accounts was 2.55%.

(4) The weighted average rate on certificates of deposit at December 31, 1998 was 5.56%.

See Item 6. Management's Discussion and Analysis or Plan of Operation for information relating to the average balance and the average rates paid on various deposit products for the past three years.

The following table presents the amount of certificates of deposit of $100,000 or more and other certificates of deposit by the time remaining until maturity as of December 31, 1998:



                                                              Maturity
                                    ----------------------------------------------------------
                                    3 months      Over 3 to    Over 6 to    Over 12
                                     or less       6 months    12 months     months       Total
                                    --------      ----------   ---------     ------       -----

                                                       (Dollars in thousands)
Certificates of deposit
  less than $100,000                $  6,673     $   6,240    $  11,021      $16,645    $  40,704
Certificates of deposit
  $100,000 or more                     1,008           512        2,237        2,519        6,122
Public funds (1)                         113         2,296           57                     2,466
                                    --------     ---------    ---------    ---------    ---------

Total certificates of deposit       $  7,794     $   9,048    $  13,315    $  19,164    $  49,292
                                    ========     =========    =========    =========    =========
-----------------------------

(1) Includes deposits from governmental and other public entities.

BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, Potters Bank is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the QTL Test). See "REGULATION - OTS Regulations -- Qualified Thrift Lender Test." If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At December 31, 1998, Potters Bank was in compliance with the QTL Test. During 1998, a total of $17.3 million was received in FHLB advances, $10.0 million of which were repaid. At December 31, 1998, FHLB advances totaled $17.2 million. During 1998, FHLB advances were used to finance loan originations and loan and mortgage-backed security purchases.

The average amounts of FHLB advances outstanding during the last three years and the weighted average interest rate thereon are detailed in Item 6. Management's Discussion and Analysis or Plan of Operation.

SUBSIDIARY ACTIVITIES

Potters Bank has one wholly-owned subsidiary, Potters Financial Services Corporation, which is inactive.

COMPETITION

Competition for deposits includes other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, the competition is with other savings associations, savings banks, commercial banks, consumer finance companies, credit unions, leasing companies and other lenders. Loan originations are also competed for primarily through the interest rates and loan fees charged and through the efficiency and quality of services provided to borrowers. Competition is intense and is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. Proposed expansion in the permissible activities of bank holding companies and decreases in the deposit insurance assessment rates for banks compared to those for savings associations may increase this competition.

The number and size of financial institutions viewed as competition is likely to increase as a result of changes in federal statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect.

                                   REGULATION

GENERAL

As a savings and loan association incorporated under the laws of Ohio, regulation, examination and oversight is conducted by the Superintendent of the Ohio Division of Financial Institutions of the Ohio Department of Commerce (the Ohio Superintendent). Because deposits are insured by the FDIC, regulation and examination is conducted by the OTS and regulatory oversight by the FDIC. Periodic reports must be filed with the Ohio Superintendent and the OTS concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether Potters Bank is in compliance with various regulatory requirements and is operating in a safe and sound manner. Because it accepts federally insured deposits and offers transaction accounts, certain regulations issued by the Board of Governors of the Federal Reserve System (FRB) also apply. Potters Bank is a member of the FHLB of Cincinnati.

PFC is an Ohio corporation and is subject to regulation, examination and oversight by the OTS as the holding company of Potters Bank and is required to submit periodic reports to the OTS.

Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. See Item 1. Description of Business - General.

DIVISION REGULATION

The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on the association's asset size to cover the cost of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The Ohio Superintendent must approve most mergers or acquisitions involving a change of control of Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations, and, if the grounds provided by law exist, place an Ohio association in conservatorship or receivership.

OTS REGULATIONS

GENERAL. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all savings associations, the deposits of which are insured by the FDIC in the Savings Association Insurance Fund (SAIF), and of all federally chartered savings institutions. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the cost of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of a state-chartered savings association to open a new branch or engage in a merger transaction. Community reinvestment regulations will evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. Potters Bank has received a "satisfactory" examination rating under those regulations.

LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified U.S. government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet liquidity requirements. The eligible liquidity of Potters Bank, as computed under current regulations, for December 1998, was approximately $14.9 million, or 17.9%.

QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, there was only one QTL test which required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments (QTI), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans, stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association may also meet the QTL test under the Internal Revenue Code of 1986, as amended (the Code), for thrift institution status. According to the test under the Code, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At December 31, 1998, the QTL test was met.

LENDING LIMITS. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower (the Lending Limit) to an amount equal to 15% of the association's core capital and supplementary capital included in its risk-based capital plus any loan reserves not already included in total capital (the Lending Limit Capital). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this Lending Limit, loans to certain related or affiliated borrowers are aggregated. An exception to this Lending Limit permits loans of any type to one borrower of up to

$500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the Lending Limit on a case-by-case basis.

Based on the 15% Lending Limit, Potters Bank was able to lend approximately $1.9 million to one borrower at December 31, 1998. Potters Bank had no outstanding loans in excess of such limit at December 31, 1998.

TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limits and the total of such loans cannot exceed the association's Unimpaired Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public, or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Potters Bank was in compliance with such restrictions at December 31, 1998.

All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. PFC is an affiliate of Potters Bank. Generally, Section 23A and 23B of the FRA (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Potters Bank was in compliance with these requirements and restrictions at December 31, 1998.

HOLDING COMPANY REGULATION. PFC is a savings and loan holding company within the meaning of the Home Owners' Loan Act (the HOLA). As such, PFC is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof that is not a subsidiary.

PFC is a unitary savings and loan holding company. There are generally no restrictions on the activities of unitary savings and loan holding companies provided the subsidiary association meets the QTL Test. The broad latitude to engage in activities under current law can be restricted, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. At December 31, 1998, the QTL Test was met.

FEDERAL DEPOSIT INSURANCE CORPORATION

DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (BIF) for commercial banks and state savings banks and the SAIF for savings associations. The FDIC is required to maintain designated levels of reserves in each fund.

Potters Bank is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions and has authority to initiate enforcement actions against federally insured savings associations, if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance each for members of the BIF and the SAIF. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund.

Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Potters Bank had $97.9 million in deposits at March 31, 1995. Potters Bank paid a special assessment of $643,000 on November 27, 1996, which was recorded as of September 30, 1996. This assessment is tax-deductible, and reduced net income by $424,000 for the year ended December 31, 1996.

STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All activities and investments at December 31, 1998, were permissible for a federal association.

FRB RESERVE REQUIREMENTS. FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million of such accounts (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts in excess of $46.5 million. At December 31, 1998, Potters Bank was in compliance with this reserve requirement.

FEDERAL HOME LOAN BANKS

The FHLBs provide credit to their members in the form of advances. Potters Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Potters Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $991,000 at December 31, 1998.

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

                                    TAXATION

FEDERAL TAXATION

PFC and Potters Bank are each subject to the federal tax laws and regulations which apply to corporations in general. In addition to the regular income tax, an alternative minimum tax may also apply. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5 million or less for the three tax years ending with its first tax year beginning after December 31, 1997. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7.5 million. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

Potters Bank's average gross receipts for the three tax years ending on December 31, 1998, were $9,080,000. As a result, neither Potters Bank nor PFC qualifies as a small corporation exempt from the alternative minimum tax.

Prior to the enactment of the Small Business Jobs Protection Act (the "Small Business Act"), which was signed into law on August 21, 1996, certain thrift institutions were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of
Section 166 of the Code or one of the two reserve methods of Section 593 of the Code.

Under Section 593, a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax year 1995, the percentage of taxable income method was used because such method provided a higher bad debt deduction than the experience method. For tax years 1990 through 1994, the experience method was used.

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

A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Potters Bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Small Business Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Potters Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Potters Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1998, pre-1988 reserves for tax purposes totaled approximately $2.5 million. Approximately $1.4 million of accumulated earnings and profits for tax purposes remained as of December 31, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Potters Bank will have current or accumulated earnings and profits in subsequent years.

Tax returns have been audited or closed without audit through fiscal year 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on financial condition.

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

Potters Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of apportioned book net worth determined in accordance with generally accepted accounting principles, less any statutory deductions. This rate of tax is scheduled to decrease in each of the years 1999 and 2000. As a "financial institution," Potters Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

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

ITEM 2.             PROPERTIES

         The following table sets forth certain information at December 31, 1998, regarding the properties on which the main office and each branch office of Potters Bank is located:


                                      Owned             Date acquired            Net
       Location                     or leased             or leased          book value
       --------                     ---------             ---------          ----------

CORPORATE OFFICE:

519 Broadway (2)                                       January 8, 1903
East Liverpool, Ohio 43920            Owned              May 2, 1978          $ 82,000

BRANCH OFFICES:

530 Broadway
East Liverpool, Ohio 43920            Owned             June 18, 1982          589,000

46635 Y&O Road
Glenmoor, Ohio 43920                  Owned             June 3, 1975           184,000

15575 State Rte. 170
Calcutta, Ohio 43920 (3)             Leased           February 1, 1983         195,000

LOAN PRODUCTION OFFICE:

7330 Southern Boulevard
Boardman, Ohio 44512 (4)             Leased             April 1, 1998            2,000

-------------------------


(1) At December 31, 1998, office premises and equipment had a total net book value of $1.6 million.

(2) Includes two parcels.

(3) The lease agreement with one of the directors of Potters Bank expires on January 31, 2008, subject to five five-year renewal periods at Potters Bank's option.

(4) The lease agreement expires on March 31, 1999, subject to annual automatic one-year renewal periods at Potters Bank's option.

ITEM 3.    LEGAL PROCEEDINGS.

There is presently no involvement in any legal proceedings of a material nature. Legal proceedings to enforce a security interest in collateral pledged to secure loans occur from time to time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 1998, there were no submissions of matters to the shareholders of PFC.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

                                  COMMON SHARES

As of March 5, 1999, 892,324 common shares were outstanding and held by approximately 314 shareholders of record. Prices for common shares are quoted on The Nasdaq SmallCap Market (Nasdaq) under the symbol "PTRS". Three brokerage firms currently serve as market makers: Tucker Anthony Incorporated, F.J. Morrissey & Co., Inc. and Knight Securities L.P. All share and per share data disclosures have been restated to reflect the two-for-one stock split in the form of a stock dividend, which was effective December 1, 1997, and a 10% stock dividend payable on March 29, 1999.

PRICE RANGE OF COMMON SHARES

The table below shows the range of high and low sales prices for the common shares of PFC as quoted by Nasdaq. Such prices do not include retail markups, markdowns or commissions. Also shown are dividends per share declared during each quarter presented. See Note 16 of the consolidated financial statements for a discussion of dividend restrictions.


                                                 1998                               1997
                                                 ----                               ----
                                                          Dividends                          Dividends
Quarter Ended                         High        Low    Per  Share      High        Low     Per Share
                                      ----        ---    ----------      ----        ---     ---------

March 31                            $ 20.682   $ 16.364   $  0.045     $  9.432   $  8.523   $  0.032
June 30                               18.636     15.682      0.055       10.000      8.636      0.041
September 30                          16.023     12.500      0.055       12.841      9.545      0.041
December 31                           18.182     11.818      0.064       19.773     11.818      0.045


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                          POTTERS FINANCIAL CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                December 31, 1998

GENERAL
Potters Financial Corporation, (PFC), and its subsidiary, Potters Bank, continued to focus its efforts during 1998 on its plan for growth and increasing profitability. Total assets grew 9.7%, primarily from loan growth. Loans increased 15.6% during 1998, through increased local originations, the addition of a loan production office in a suburb of Youngstown, Ohio and residential real estate loan purchases. Deposits increased 4.5% during the year with inflows into lower cost checking and savings accounts. A no-fee, noninterest bearing checking account was introduced during 1998 and the treasury index account increased to over $7.0 million at year-end 1998. Continued movement of assets from securities to loans increased interest income and the yield on assets, while inflows into lower costing deposits helped maintain the cost of funds, producing an increase in the interest rate spread and margin. Continuing sales of loans on a servicing-released basis, gains on securities sales and increased fee income from checking, loan and check card fees increased noninterest income. Noninterest expense increased due to costs associated with the opening of the Boardman loan production office, and salary, training and technology costs. A "customer-focused banking" sales training program was implemented during 1998, which fits the company's philosophy of delivering maximum value through a customer-focused sales and service culture.

The following discussion and financial information are presented to provide shareholders with a more comprehensive review of the financial position and operating results than could be obtained from an examination of the financial statements alone. The review should be read in conjunction with the consolidated financial statements and accompanying notes.

In the following pages, management presents an analysis of financial condition as of December 31, 1998, and the results of operations for fiscal 1998, as compared to prior years. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in local market areas.

Without limiting the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

         1. NET INTEREST INCOME - Management's plan for continued loan growth and its belief that regional loan demand and the ability to purchase loans will continue.

            Management's intention to utilize FHLB advances as one of the sources to fund loan growth.

         2. ALLOWANCE AND PROVISION FOR LOAN LOSSES - Management's statements regarding the amount and adequacy of the allowance for loan losses and its belief that no additional provisions will be required during 1999.

         3. FINANCIAL CONDITION - Statements regarding strategic focus and long-term goals.

            Statements regarding the ability of the Boardman loan production office to reduce reliance on purchased loans.

         4. LIQUIDITY AND CAPITAL RESOURCES - Management's belief that liquidity and capital position are adequate to fund outstanding short- and long-term needs.

            Management's expectation that cash flow and borrowing capacity are sufficient to fund all outstanding commitments and maintain desired levels of liquidity.

         5. YEAR 2000 - Management's expectation that year 2000 issues will be resolved in a satisfactory manner and will not pose significant operational problems when the year 2000 arrives.

         6. BAD DEBT RESERVE RECAPTURE - Management's expectation that the bad debt reserve recapture legislation will not impact future income.


RESULTS OF OPERATIONS
NET INCOME
Operating results are primarily affected by the general state of the economy, the interest rate environment, fiscal, monetary and regulatory policies of government agencies and the composition of assets and liabilities. The principal source of earnings is net interest income, which represents the amount by which income generated on interest-earning assets, including loans and securities, exceeds expense incurred on interest-bearing liabilities, primarily deposits and borrowings. Net income is also impacted by provisions for losses, fee and other noninterest income and noninterest expense. Net income of $1.1 million was reported for 1998, representing basic earnings per share of $1.08 and diluted earnings per share of $1.04. Net income for 1998 was $85,000 lower than the $1.2 million generated during 1997, which represented basic and diluted earnings per share of $1.13 and $1.10, but $1.2 million higher than the 1996 net loss of $61,000, which represented a basic and diluted loss of $.05 per share.

Excluding negative loan loss provisions recorded in 1997, which had an after-tax positive effect of $320,000, or $.29 per diluted share, earnings increased $235,000, or 26.8%, during 1998 compared to 1997. Continued focus on strategic objectives during 1998 resulted in a $343,000, or 8.8%, increase in net interest income and a $195,000, or 51.2%, increase in noninterest income, offset by a $171,000, or 5.8%, increase in noninterest expense over 1997. Returns on average assets of .87% and 1.00% were realized for 1998 and 1997, while returns on average shareholders' equity were 9.58% and 10.72% for 1998 and 1997. Returns on average assets and average shareholders' equity during 1997 without the negative provisions were .73% and 7.86%

The improvement in net income during 1997 compared to 1996 was due primarily to a 5.7% increase in net interest income, the negative loan loss provisions of $485,000, a 42.7% increase in noninterest income and a 20.6% decrease in noninterest expense. Most of the decline in noninterest expense during 1997 compared to 1996 was attributable to the one-time Federal Deposit Insurance Corporation (FDIC) assessment included in 1996 noninterest expense. Also depressing 1996 earnings was a $249,000 loan loss provision from the write-down of the Bennett Funding Group (Bennett) equipment lease credits by $377,000 upon learning of its investigation by the Securities and Exchange Commission and subsequent bankruptcy filing.

YIELDS EARNED AND RATES PAID
PFC's net interest income consists of the difference between income generated on loans and securities and interest expense on deposits and borrowings. Net interest income is primarily affected by volumes, interest rates and the composition of interest-earning assets and interest-bearing liabilities.

The following table sets forth certain average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods presented. Average balances are derived from average daily balances for all periods presented, and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses. Average balances of securities available for sale are based on the carrying value while the yield is based on the amortized cost. The Corporation has minimal tax-exempt interest income, so interest income is presented without taxable equivalent adjustment.


(Dollars in thousands)                     -----------------------------------Years ended December 31,----------------------------
----------------------                                                        ------------------------
                                                         1998                           1997                         1996
                                                         ----                           ----                         ----
                                             Average    Interest           Average    Interest           Average    Interest
                                           Outstanding   Earned/  Yield/  Outstanding  Earned/ Yield/  Outstanding   Earned/  Yield/
                                             Balance      Paid    Rate     Balance      Paid   Rate      Balance      Paid    Rate
                                             -------      ----    ----     -------      ----   ----      -------      ----    ----
Interest-earnings assets:
    Loans  (1)                             $  87,070   $  7,243   8.32%   $  72,495   $  6,027   8.31%  $  52,880   $ 4,534    8.57%
    Securities (2)                            29,405      1,756   5.98       39,549      2,465   6.21      55,055     3,491    6.32
    Other                                      4,742        263   5.55        1,195         66   5.49       3,409       181    5.32
                                           ---------   --------           ---------   --------          ---------   -------
     Total interest-earning assets           121,217      9,262   7.64      113,239      8,558   7.55     111,344     8,206    7.36
Noninterest-earning assets:
    Cash and cash equivalents                  3,239                          2,789                         2,350
    Premises and equipment                     1,750                          1,739                         1,700
    Other nonearning assets                    1,458                          1,758                         1,790
                                           ---------                     ----------                     ---------
     Total assets                          $ 127,664                     $  119,525                     $ 117,184
                                           =========                     ==========                     =========
Interest-bearing liabilities:
    Certificates of deposit                $  49,668      2,818   5.67   $   49,723      2,816   5.66   $  48,665     2,769    5.69
    Savings and club accounts                 36,100      1,134   3.14       34,452      1,031   2.99      35,389     1,075    3.04
    Demand, NOW and Super NOW
      accounts                                14,300        253   1.77       12,891        263   2.04      12,671       267    2.10
    Money market accounts                      1,977         57   2.91        2,064         62   3.02       2,512        78    3.09
    Borrowings                                13,260        770   5.81        8,102        499   6.16       5,843       340    5.83
                                           ---------   --------          ----------   --------          ---------   -------
       Total interest-bearing liabilities    115,305      5,032   4.36      107,232      4,671   4.36     105,080     4,529    4.31
                                                       --------                       --------                      -------
Noninterest-bearing liabilities:
    Other liabilities                            747                          1,133                        1,239
    Shareholders' equity                      11,612                         11,160                       10,865
                                           ---------                     ----------                    ---------
       Total liabilities and equity        $ 127,664                     $  119,525                    $ 117,184
                                           =========                     ==========                    =========

    Net interest income                                $  4,230                       $  3,887                     $ 3,677
                                                       ========                       ========                     =======
    Interest rate spread                                          3.28%                          3.19%                         3.05%
                                                                  ====                           ====                         =====
    Net interest-earning assets            $   5,912                     $    6,007                    $   6,019
                                           =========                     ==========                    =========
    Net yield on average interest-
      earning assets                                              3.49%                          3.43%                         3.30%
                                                                  ====                           ====                         =====
    Ratio of average interest-earning
      assets to average interest-
      bearing liabilities                     105.13%                        105.60%                      105.96%
                                           =========                     ==========                    =========

--------------------------

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


                                                      1998 vs. 1997                      1997 vs. 1996
                                                      -------------                      -------------
                                                        Increase                           Increase
                                                       (decrease)                         (decrease)
                                                         due to                             due to
(Dollars in thousands)
                                              Volume      Rate       Total      Volume       Rate       Total
                                              ------      ----       -----      ------       ----       -----
Interest-earning assets:
    Loans                                   $  1,213   $      3   $   1,216   $   1,635   $   (142)  $   1,493
    Securities                                  (620)       (89)       (709)       (966)       (60)     (1,026)
    Other                                        196          1         197        (121)         6        (115)
                                            --------   --------   ---------   ---------   --------   ---------

      Total interest-earning assets         $    789   $    (85)        704   $     548   $   (196)        352
                                            ========   ========               =========   ========

Interest-bearing liabilities:
    Certificates of deposit                 $     (3)  $      5           2   $      60   $    (13)         47
    Savings and club accounts                     51         52         103         (28)       (16)        (44)
    Demand, NOW and Super NOW
      accounts                                    27        (37)        (10)          4         (8)         (4)
    Money market accounts                         (3)        (2)         (5)        (14)        (2)        (16)
    Borrowed funds                               301        (30)        271         139         20         159
                                            --------   --------   ---------   ---------   --------   ---------

      Total interest-bearing liabilities    $    373   $    (12)        361   $     161   $    (19)        142
                                            ========   ========   ---------   =========   ========   ---------

Net interest income                                               $     343                          $     210
                                                                  =========                          =========


NET INTEREST INCOME

Net interest income increased $343,000, or 8.8%, during 1998 compared to 1997 and $210,000, or 5.7%, during 1997 compared to 1996, due primarily to loan growth and a shift of assets from securities to loans. Funds from loan and security repayments, sales of securities available for sale, deposit inflows and Federal Home Loan Bank (FHLB) advances were used to originate and purchase residential real estate loans. Although the yield on loans increased only one basis point during 1998, to 8.32%, and actually declined from 8.57% to 8.31% during 1997, more assets were comprised of loans receivable as opposed to securities yielding 5.98%, 6.21% and 6.32%, during 1998, 1997 and 1996. This continuing shift in assets caused an increase over the last three years in the overall earning asset yield from 7.36% during 1996, to 7.55% during 1997 and to 7.64% during 1998.

The cost of funds remained constant during 1998 and 1997, at 4.36%, representing increases from the 4.31% during 1996. The average balance of total deposits increased $2.9 million in 1998, while the yield decreased from 4.21% during 1997, to 4.18% during 1998. During 1998, deposit inflows occurred, primarily in lower cost checking and savings products. Deposit average balances decreased marginally during 1997, while the average yield declined one basis point, from 4.22% during 1996. Increases in the use of FHLB advances during 1998 resulted in an increase of $5.2 million in the average balance, offset by a decrease in the yield, from 6.16% during 1997, to 5.81% during 1998. The average balance of FHLB advances also increased significantly during 1997, by $2.3 million, or 38.7%, and the yield increased, from 5.83% during 1996.

The increase in the asset yield during 1998 and the constancy of deposit costs resulted in an increase in the interest spread, from 3.19% during 1997, to 3.28% during 1998. The increase in the asset yield during

1997 outpaced the increase in the cost of funds which resulted in a widening of the net interest spread from 3.05% during 1996 to 3.19% in 1997.

Interest on loans increased $1.2 million, or 20.2%, during 1998, to $7.2 million, and increased $1.5 million, during 1997, from $4.5 million during 1996. Average loans increased $19.6 million, or 37.1%, during 1997 and $14.6 million, or 20.1%, during 1998 from the pursuit of loan growth through the origination and purchase of loans. One-to-four family real estate loans increased 35.9% during 1997 and 14.7% during 1998. Nonresidential real estate loans increased $2.1 million, or 34.4%, during 1998 and increased marginally in 1997 despite payoffs of nonresidential real estate loans located in Colorado of $2.0 million. The weighted average yield on the repaid loans was 9.74%, which negatively affected the overall yield on loans during 1997, but was consistent with management's strategy of reducing credit risk from out-of-state nonresidential loans. Home equity lines of credit increased 10.0% during 1998 and 35.4% during 1997. Future plans call for continued loan growth, although there can be no assurance that the demand for loans will continue in surrounding local areas or that the supply of purchased loans will continue. Loan demand is affected by, among other things, regional and national economic conditions, the prevailing interest rate environment and regulatory requirements.

Interest and dividends on securities and FHLB stock has decreased over the last three years as maturities, sales and calls have been used to fund loan growth. Yields have also declined due to repayments, calls and maturities of higher-yielding securities. Interest and dividends of $1.8 million in 1998 represented a decrease of $709,000, or 28.8%, from 1997, and the $2.5 million in interest and dividends during 1997 represented a decline of $1.0 million, or 29.4%, from the $3.5 million level during 1996. Average balances declined $15.5 million, or 28.2%, during 1997 and $10.1 million, or 25.6%, during 1998, while the yield decreased from 6.32% during 1996, to 6.21% during 1997 and to 5.98% during 1998. Total securities declined during 1998 by $8.9 million, or 27.3%.

Interest on short-term investments increased $197,000 during 1998. The flat yield curve and declining interest rate environment during 1998 caused significant repayments in the loan and securities portfolios and resulted in calls of securities. Proceeds from such repayments and calls were invested in short-term instruments until the funds could be reinvested into loans. The yield on short-term investments increased to 5.55% during 1998. Interest on short-term investments declined $115,000 during 1997, while the average yield on such investments increased, from 5.32% for 1996 to 5.49% for 1997.

Interest expense on deposits remained relatively stable in each of the last three years. Total interest and rates paid on certificates of deposit were relatively constant during 1998, but an increase of $1.4 million in demand and NOW average balances in 1998 was accompanied by a decline in the rate paid on such accounts from 2.04% during 1997, to 1.77% during 1998. The average balance of savings and club accounts increased $1.6 million during 1998 and the rate paid increased from 2.99% during 1997, to 3.14% during 1998, primarily from inflows into the treasury index savings account, which is tied to the 90-day Treasury bill. The product was developed in late 1997 to retain funds which would otherwise flow to brokerage firm money market accounts. The balance in the treasury index accounts increased from $949,000 at year-end 1997 to $7.5 million at December 31, 1998. During 1997, inflows occurred primarily in certificates of deposit. The competition for deposits from financial institutions and a wide array of alternative deposit investments continues to impact the availability and cost of funds and will continue to do so in the future. A tiered interest rate pricing structure is utilized for certificates and most checking and statement savings products in order to encourage higher balance accounts and reduce the impact of paying higher deposit rates.

Interest on FHLB advances of $770,000 during 1998 represented an increase of $271,000 over 1997, and the $499,000 during 1997 represented a $159,000 increase over 1996. FHLB advances were utilized to fund loan purchases and, during 1998, to purchase $5.1 million of mortgage-backed securities. Management expects to continue to utilize FHLB advances to fund loan growth.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

An allowance for loan losses is maintained in an amount which, in management's judgment, is adequate to absorb credit losses from loans, and a portion of the allowance is allocated to each major loan type. In addition to management's ongoing review of all loans with respect to the adequacy of the allowance for loan losses, a periodic analysis of the percentages allocated to various types of real estate, consumer and commercial loans is conducted. No provisions were recorded during 1998 because the allowance was deemed adequate. However, during 1997, a $756,000 nonperforming loan located in Colorado was repaid and a $341,000 nonperforming Colorado loan was sold at a loss of $60,000. As of result of those two events, the decline in nonperforming loans and the change in the risk profile of the loan portfolio, a negative provision for loan losses of $485,000 was recorded to remove excess allowances for loan losses. The negative provision and the loss on the loan sale had a $281,000, or $.26 per diluted share, after-tax positive effect on 1997 earnings.

A provision for loan losses of $249,000 during 1996 related to the Bennett equipment leases. During the first quarter of 1996, the $754,000 leases were placed on nonaccrual status, written down by $377,000 and an additional provision for loan losses of $188,500 was recorded. At December 31, 1996, the Bennett equipment lease credits totaled $365,000 and were included in nonperforming and impaired loans.

The Court ruled that Potters Bank's position as a secured creditor was perfected. In January 1997, the bankruptcy Trustee extended various settlement options to all financial institutions involved in the case. Because of the legal expenses involved in continuing with litigation and the expected length of the case, the Board of Directors decided to accept one of the settlement options. From November 1997 through year-end 1998, $507,000 has been received, which eliminated the remaining balance of the lease credits, and resulted in recoveries of approximately $138,000 of the amount previously charged-off. All payments received were recorded as recoveries of the amount previously charged-off, as will any subsequent payments received from the Trustee under the terms of the settlement agreement. There can be no assurance at this time that further payments will be received.

Charge-offs of $59,000, primarily from consumer loans, and recoveries of $127,000 during 1998 resulted in an allowance for loan losses of $2.2 million at year-end 1998. The allowance for loan losses at year-end 1997 was $2.1 million, representing a decline of $487,000 from $2.6 million at year-end 1996, due primarily to the negative provisions of $485,000 during 1997. Loan charge-offs during 1997 totaled $76,000, with recoveries of $74,000. The allowance for loan losses increased $390,000, or 17.4%, during 1996 due to provisions of $249,000 and net recoveries of $141,000. Charge-offs of $538,000 related primarily to the Bennett equipment leases and payoff discounts offered to two Colorado nonresidential borrowers. Recoveries of $679,000 were recorded during 1996, $647,000 of which involved the payoff of Colorado property loans which had previously been written down. No loan loss provision is planned for 1999, although no assurances can be given that provisions will not be made during that time if circumstances change, such as increases in the loan portfolio, changes in the economy or increases in nonperforming loans.

The following table sets forth the amounts and categories of nonperforming assets. Nonperforming assets consist of nonaccrual loans, accruing loans which are delinquent 90 days or more, restructured loans, real estate acquired by or instead of foreclosure and repossessed assets. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful. Foreclosed assets include assets acquired in settlement of loans.



                                              -------------------December 31,-------------------
                                                                 -----------
                                                   1998               1997              1996
                                                   ----               ----              ----
                                                            (Dollars in thousands)
Nonaccrual loans                              $         224       $         207    $         627
Restructured loans                                                                         1,101
                                              -------------       -------------    -------------
         Total nonperforming loans                      224                 207            1,728
Foreclosed and repossessed assets
Total nonperforming assets                    $         224       $         207    $       1,728
                                              =============       =============    =============

Total assets                                  $     134,474       $     122,637    $     114,172

Total nonperforming assets as
  a percent of total assets                             .17%                .17%            1.51%

Allowance for loan losses                     $       2,211       $       2,143    $       2,630

Allowance as a percentage of
  nonperforming loans                                987.05%           1,035.27%          152.20%



Nonperforming loans increased $17,000 during 1998, to $224,000 at year-end 1998, from $207,000 at year-end 1997, but decreased significantly, by $1.5 million, or 88.0%, from nonperforming loans of $1.7 million at year-end 1996. The overall level of nonperforming loans has declined $1.5 million, or 87.0%, over the last three years as management has reduced the risk from out-of-state nonresidential real estate loans primarily through charge-offs, discounted payoffs and sales of loans located in Colorado.

Nonaccrual loans include impaired loans. A loan is considered impaired when it is probable that all principal and interest will not be collected according to the terms of the loan contract. With the settlement of the Bennett matter, there were no impaired loans at December 31, 1997 or 1998. At year-end 1996, impaired loans totaled $365,000 and consisted solely of the Bennett lease credits.

Restructured loans are those which have been renegotiated at concessionary terms as a result of the borrowers' troubled financial condition. At year end 1996, restructured loans of $1.1 million were comprised of two nonresidential real estate loans located in Colorado. As of December 31, 1996, both of the remaining restructured loans had reverted back to the terms and conditions of the original loan contract and were performing as agreed. At year-ends 1997 and 1998, there were no restructured loans.

Management determines the adequacy of the allowance for credit losses by reviewing the changes in the financial condition or operating results of borrowers, economic conditions and business trends. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the loan portfolio, generally prevailing economic conditions, changes in real estate values and interest rates and regulatory requirements. There can be no assurance that the allowance for loan losses will be adequate to cover future losses. The provision for loan losses is the amount periodically charged to earnings and added to the allowance for loan losses. The amount of the provision is based on management's regular review of the loan portfolio considering such factors as historical loss experience, the amount of nonperforming and delinquent loans, changes in the size and composition of the loan portfolio, and specific borrower considerations such as the ability of the borrower to repay the loan and the estimated value of the underlying collateral. See Note 3 to Consolidated Financial Statements for activity with respect to the allowance for loan losses.

At year-end 1998, a $228,000 real estate loan was identified which does not meet the criteria of nonperforming loans but where information about credit or other problems creates doubts as to the ultimate collectibility of the loan. This loan is current as to contractually required payments but information exists regarding possible credit or other problems of the borrower which causes management concerns as to the ability of such borrower to comply with the present loan repayment terms.

NONINTEREST INCOME

Noninterest income has increased over the last three years, by 42.7% during 1997, to $381,000 during 1997, and by 51.2% during 1998, to $576,000 for the year ended December 31, 1998. During 1998, real estate loans totaling $6.2 million were sold on a servicing-released basis, resulting in gains of $46,000, while gains totaling $57,000 were recognized on calls and sales of securities. During 1997, losses of $22,000 were recorded on sales of securities available for sale and losses of $56,000 were recognized on loan sales, $60,000 of which related to the nonperforming loan in Colorado. Gains and losses on securities and loans netted to zero during 1996.

Nonrecurring gains occurred during both 1998 and 1997 on sales of other assets. During 1997, gains of $111,000 were recorded on the sale of Potters Bank's East End Office property and two other company-owned properties. During 1998, a $64,000 gain was recognized on the sale of a parking lot owned by a subsidiary of Potters Bank. A $2,000 gain on asset sales and a net loss of $22,000 on foreclosed real estate operations were recorded during 1996. Excluding such gains and losses, other noninterest income continued to increase gradually, 21.3% during 1997 and 17.8% during 1998. The increases were due primarily to increased service charges on deposits from new checking accounts, increases in automated teller machine (ATM) and VISA Check Card fee income, commissions on referrals for loan insurance products and other loan fees.

NONINTEREST EXPENSE

Noninterest expense increased $171,000, or 5.8%, for the year ended December 31, 1998. Included in noninterest expense during 1997 was a $50,000 gain on the sale of foreclosed real estate located in Colorado. Excluding the gain, noninterest expense increased $121,000, or 4.1%, during 1998. Management continues to follow its plan of attracting and retaining qualified employees, developing the skills of its existing employees and utilizing new technology to provide superior service to customers. Salaries and benefits increased during 1998 over the prior year primarily from the addition of employees skilled in commercial lending, loan processing and the secondary mortgage market. Compensation and other expenses relating to the Boardman loan production office, opened in April 1998, have also contributed to the increase in noninterest expense. During 1998, a telephone banking system was implemented, two ATMs were added and a financial selling system training program was purchased. All were part of the plan to provide maximum value to customers through multiple products to meet all their financial needs. ATM expenses relating to ATMs, ATM cards and VISA Check Cards have increased, as have data processing and training costs, but legal and professional fees, insurance, check processing and other miscellaneous expenses have declined as cost control initiatives were emphasized.

The name change to Potters Bank, completed in August 1998, was an effort to simplify its identity and provide a more direct description of the company. Expenses during 1998 relating to the name change were approximately $9,000.

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

Excluding the one-time SAIF assessment, noninterest expense decreased $118,000, or 3.9%, for 1997 compared to the same period in 1996. Due to the recapitalization of the SAIF, the annual deposit insurance premium assessment was reduced by approximately $168,000 during 1997 compared to 1996. Included in 1997 noninterest expense was a net gain on the sale of foreclosed and repossessed property of $50,000, compared to a net gain of $39,000 during 1996. Professional fees increased significantly during 1997 due to legal fees associated with the settlement of the Bennett lease credits and the decision to outsource part of the internal audit and compliance functions.

As part of management's ongoing process to contain costs, branch operations at Potters Bank's East End Office were terminated on March 31, 1997. An ATM was installed in an East End supermarket in order to utilize technology to accommodate more customers in the East End.

The Board of Directors approved a resolution terminating the defined benefit pension plan during 1996. As a result, a termination loss of $67,000 was included in 1996 noninterest expense. A determination letter from the Commissioner of the Internal Revenue Service approving the plan termination was received in 1998, and all vested plan benefits were settled.

INCOME TAXES

Income tax expense during 1998 of $596,000 decreased $33,000 from the $629,000 recorded in 1997, and increased $561,000 during 1997 over 1996 primarily from the net increase or decrease in net income for each year. Income tax expense during 1996 was $68,000, resulting primarily from the early termination of a life insurance policy during the year.

Legislation enacted in 1996 requires the recapture, over time, of a portion of the bad debt reserve previously deducted for income tax reporting purposes. Since deferred taxes have been recorded on those bad debt reserves, this recapture will not affect net income.

FINANCIAL CONDITION

Total assets increased $11.8 million, or 9.7%, during 1998 to $134.5 million at December 31, 1998, from $122.6 million at year-end 1997. During 1998, management continued to execute its strategic plan through growth and balance sheet restructure, focusing on its longer-term goals of increasing interest income and the interest rate spread. Cash inflows from loan and security repayments, maturities and calls in the securities portfolios, sales of securities available for sale, FHLB advances and deposit inflows funded significant loan growth during 1998.

Cash and cash equivalents increased $8.1 million, from $3.8 million at year-end 1997 to $11.9 million at December 31, 1998. Funds received late in the year from calls and sales of securities and loan repayments were temporarily invested in short-term instruments until they could be reinvested into loans and securities.

Securities decreased $8.9 million, or 27.3%, from $32.6 million at year-end 1997 to $23.7 million at December 31, 1998. At year-end 1998, the portfolio consisted primarily of mortgage-backed and U.S. government agency securities. As of July 1, 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative instruments and Hedging Activities," was adopted, resulting in the transfer of $22.1 million of securities held to maturity, with an estimated fair value of $22.1 million, to securities available for sale. The resultant after-tax transition adjustment to shareholders' equity totaled $18,000 at July 1, 1998. These securities were transferred so they may be available to provide maximum flexibility for possible future hedging strategies. Available-for-sale securities totaling $2.0 million were called during 1998, resulting in gains of $2,000. A purchase of $5.1 million of adjustable-rate mortgage-backed securities during 1998 was funded with a convertible fixed-rate FHLB advance. Other securities purchases were made to maintain liquidity and ladder maturities more effectively. Proceeds from repayments, calls and maturities of available-for-sale securities totaling $7.1 million reflected significant repayments and calls caused by the low interest rate environment. Sales of $3.4 million in securities available for sale resulted in gains of $44,000 during 1998. Proceeds from securities sales, calls and repayments in 1997 were also used primarily to fund loan growth.

Securities designated as available for sale are carried at their fair values, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale increased from $25,000 at year-end 1997 to $61,000 at year-end 1998 due primarily to continuing low interest rates, a flattening of the yield curve and a volatile stock market during 1998. The equity component, representing the net after-tax unrealized losses on securities available for sale, increased from $17,000 at December 31, 1997, to $41,000 at December 31, 1998.

Due to the adoption of SFAS No. 133, there were no held-to-maturity securities at December 31, 1998. During the first six months of 1998, however, $6.0 million was received from repayments, maturities and calls of held-to-maturity securities, resulting in a gain of $11,000. At December 31, 1997, the held-to-maturity securities portfolio totaled $27.2 million, consisting of $20.5 million of mortgage-backed securities and $6.7 million of other securities, primarily U.S. government agency securities.

Net loans increased $12.8 million, from $82.1 million at year-end 1997, to $94.9 million at December 31, 1998. Low interest rates and a flat yield curve during 1998 caused significant refinancing activity and prepayments, especially in fixed-rate real estate loans. Loan purchases during 1998 totaled $20.9 million, $16.2 million, or 78%, of which were adjustable-rate loans. During 1998, a relationship was established with a mortgage banking company headquartered in Hilton Head, South Carolina, resulting in the purchase of $13.2 million of one-to-four family real estate loans. Despite a significant increase in loan originations and the loan purchases, a net decrease in loans, excluding loan purchases, of $8.7 million occurred during 1998. A loan production office was opened in Boardman, Ohio, a suburb of Youngstown, in April 1998. The area is growing, with new residential construction and business expansion. Management plans to use this loan production office to become less reliant on loan purchases to grow the portfolio, although there can be no assurance that the demand for loans will continue in surrounding local areas or that the Boardman office will successfully penetrate that market. The Boardman office, with a staff of two, has contributed to the increased origination of loans during 1998, as did competitive interest rates on 15- and 30-year fixed-rate real estate loans. Loan sales of $6.2 million on a servicing-released basis resulted in $46,000 in gains.

Real estate loans secured by nonresidential property increased $2.1 million, or 34.4%, during 1998. Consumer and other loans increased $503,000 during 1998, primarily from increases in home equity lines of credit and other consumer loans, somewhat offset by decreases in commercial business and mobile home loans. Increased loan originations and purchases were part of the focus on strategic goals, and resulted in an increase in the ratio of loans to deposits from 84.2% at December 31, 1997, to 92.8% at December 31, 1998. Because of significant prepayments on fixed-rate loans during 1998 and the primarily adjustable-rate nature of loan purchases, the composition of the real estate loan portfolio has become more adjustable. As a result, the Asset/Liability Management Committee (ALCO) approved the purchase of $4.6 million in fixed-rate residential real estate loans in December 1998 in order to compensate for declining fixed-rate balances and enhance the yield on interest-earning assets.

Total deposits increased $4.6 million, or 4.5%, from $100.1 million at year-end 1997, to $104.6 million at December 31, 1998. Net inflows of $3.2 million occurred in demand and NOW accounts, while net inflows of $3.7 million were experienced in savings accounts, primarily the treasury index savings account. A no-fee, noninterest bearing checking account was introduced in late 1998 to provide another option for customers. Certificates of deposit decreased $2.2 million during 1998, due primarily to strong competition in the local area. The ALCO continues to focus on strategies for reduced interest rate risk and responsible deposit management, such as the competitive pricing of selected certificates of deposit with maturities exceeding one year and the use of a tiered pricing system on the basis of amount of deposit.

In accordance with its asset/liability policy, management does not match the highest rates offered on deposits by competitors. Deposits from retail sources are emphasized and no brokered deposit accounts existed at December 31, 1998.

At December 31, 1998, FHLB advances totaled $17.2 million, compared to $10.0 million at year-end 1997. Advances totaling $17.3 million received during 1998 contributed to financing loan growth and were used in liquidity management.

Shareholders' equity increased $151,000 during 1998 due primarily to net income of $1.1 million, offset by the repurchase of 49,293 common shares for a total of $780,000 and the payment of $229,000, or $.219 per share, in dividends to shareholders.

ASSET/LIABILITY MANAGEMENT

Asset/liability management is the process by which a company manages its exposure to changes in interest rates. The goal in managing interest rate sensitivity is to maintain an appropriate balance between interest-sensitive assets and liabilities in order to minimize the impact of volatility in market interest rates. The process is carried out through weekly meetings of the ALCO. The ALCO utilizes the net portfolio value (NPV) approach and simulation modeling to aid in making decisions relating to pricing and the relative mix of interest rate sensitive assets and liabilities.

NPV is the difference between the present value of expected cash flows from assets, and the present value of expected cash flows from liabilities and off-balance sheet contracts under various interest rate scenarios. Office of Thrift Supervision (OTS) regulations define a normal level of interest rate risk, based on a 200 basis point change (100 basis points equals 1%) in interest rates, as a decrease in the NPV of no more than two percent of the present value of its assets.

Presented below, as of December 31, 1998 and December 31, 1997, is an analysis of interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments up and down 400 basis points and compared to current policy limits of the Board of Directors. Generally, NPV is more sensitive to rising rates than declining rates. In a rising rate environment, fixed-rate loans decline in market value because of the rise in rate and slowing prepayments. A rise in market value for fixed-rate loans is not experienced in a declining rate environment because borrowers will prepay at relatively faster rates. OTS assumptions are used in calculating the amounts in this table.


                                                At December 31, 1998             At December 31, 1997
    Change in                                   --------------------             --------------------
  Interest Rate           Board Limit         $ change       % change         $ change        % change
  (Basis Points)           % Change             in NPV         in NPV           in NPV         in NPV
  --------------           --------             ------         ------           ------         ------
                                                             (Dollars in thousands)

       +400                 (40)%           $  (2,502)         (18)%         $  (3,801)         (30)%
       +300                 (30)               (1,288)          (9)             (2,493)         (20)
       +200                 (20)                 (390)          (3)             (1,329)         (10)
       +100                 (10)                   31            0                (443)          (3)
          0                   0                     0            0                   0            0
       -100                 (10)                  (97)          (1)                164            1
       -200                 (20)                 (132)          (1)                340            3
       -300                 (30)                  199            1                 672            5
       -400                 (40)                  308            2               1,381           11



At December 31, 1998, the base case NPV ratio was 9.97% compared to 10.10% at December 31, 1997, primarily the result of the interest rate environment. At year-end 1997, an assumed 200 basis point increase in interest rates decreased the NPV ratio from 10.10% to 9.25%. However, at year-end 1998, the largest negative change in the NPV ratio occurred after an assumed 200 basis point decrease in interest rates, resulting in a change in the NPV ratio from 9.97% to 9.67%. Interest rate risk exposure during 1998 was impacted primarily by the interest rate environment, which caused significant repayments in fixed-rate assets, and by the origination and purchase of adjustable-rate loans funded by liabilities with maturities in excess of one year. The sensitivity measure or change in the NPV ratio declined from a negative 85 basis points at year-end 1997, to a negative 30 basis points at December 31, 1998. The change in NPV as a percentage of the present value of its assets decreased significantly over the time period, from 1.06% at year-end 1997 to .10% at December 31, 1998. A negative effect of being so noninterest rate sensitive is a reduced yield, which the ALCO is addressing through purchases of fixed-rate and 5 year adjustable-rate loans. The percentage change in NPV under all scenarios was well within the Board-imposed limits and the OTS normal level of interest rate risk at both period ends.

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

Net interest income is analyzed under various interest rate scenarios using simulation modeling and limits set for maximum allowable percentage changes in net interest income under each scenario. Information from the OTS Interest Rate Risk Report is input into the simulation model and each interest rate environment is replicated to insure that the change in net interest income does not exceed previously established limits. The Board of Directors approves and monitors compliance with its interest rate risk management policy on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals and pay operating expenses. Liquidity is influenced by financial market conditions, fluctuations in interest rates, general economic conditions and regulatory requirements. Liquid assets, primarily represented by cash equivalents and interest-bearing deposits in other financial institutions, are a result of operating, investing and financing activities. These activities are summarized below for the years ended December 31, 1998 and 1997:


                                                                      Years ended December 31,
                                                                      ------------------------
                                                                       1998                1997
                                                                       ----                ----
                                                                       (Dollars in thousands)

           Net income                                              $    1,112         $     1,197
           Adjustments to reconcile net income
             to net cash from operating activities                       (468)              1,048
                                                                   ----------         -----------
           Net cash from operating activities                             644               2,245
           Net cash from investing activities                          (3,367)             (9,641)
           Net cash from financing activities                          10,774               6,627
                                                                   ----------         -----------
           Net change in cash and cash equivalents                      8,051                (769)
           Cash and cash equivalents at the
             beginning of the year                                      3,816               4,585
                                                                   ----------         -----------
           Cash and cash equivalents at the end of
             the year                                              $   11,867         $     3,816
                                                                   ==========         ===========



The adjustments to reconcile net income to net cash from operating activities consists mainly of the provision for losses, depreciation and amortization and changes in accrued income and expense. The most significant components of cash flows from operating activities during 1998 included sales of loans held for sale totaling $6.2 million, offset by the origination of $6.9 million in loans held for sale. Significant components of cash flows from investing activities during 1998 were loan purchases of $20.9 million and purchases of available-for-sale securities of $7.7 million, offset by repayments, calls and maturities of $13.1 million on available-for-sale and held-to-maturity securities, sales of securities available for sale of $3.4 million and, excluding loan purchases, an $8.7 million net decrease in loans. During 1997, investment activities included $20.5 million in loan purchases, sales of securities available for sale of $5.5 million and repayments and calls on securities held to maturity of $4.7 million.

Financing activity during 1998 included net deposit inflows of $4.6 million and a net increase in FHLB advances of $7.3 million. During 1997, cash flows from financing activities included net deposit inflows of $2.8 million and a net increase of $4.9 million in FHLB advances

Normal, recurring sources of funds are primarily customer deposits, investment securities available for sale, maturities, calls and repayments of securities held to maturity, loan repayments and other funds provided by operations. Potters Bank has the ability to borrow from the FHLB when needed as a secondary source of liquidity. Investments in liquid assets are maintained based upon management's assessment of the need for funds, expected deposit flows, the yields available on short-term liquid assets and the objectives of the asset/liability management program. Federal regulation requires the maintenance of an average daily balance of liquid assets (generally including cash, deposits in other financial institutions, and qualifying U.S. government securities) at a minimum of 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. During December 1998, the average regulatory liquidity ratio was 17.9%. At year-end 1998, commitments to originate loans and unused credit lines totaled $7.3 million. Management considers liquidity and capital reserves to be sufficient to fund its outstanding short- and long-term needs on a timely basis. Sufficient cash flow and borrowing capacity exists to fund all outstanding commitments and to maintain desired levels of liquidity.

At December 31, 1998, capital was in excess of all capital requirements set forth by regulation for all federally insured savings institutions. Note 16 of the consolidated financial statements sets forth information with respect to regulatory capital and the corresponding regulatory capital requirements applicable to thrift institutions.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Estimated fair values and related carrying values of its financial instruments at year-end 1998 and 1997 are disclosed in Note 17 of the consolidated financial statements. The difference between the carrying values and the estimated fair values of financial instruments is primarily a function of the interest rate environment and the characteristics of the financial instruments.

The estimated fair value of loans receivable represented 100.8% and 100.3% of the carrying values at December 31, 1998 and 1997, while the fair value of securities represented 100.0% and 99.9% of the carrying values at the same dates. At December 31, 1998 and 1997, the estimated fair value of deposits was 100.4% and 99.8% of its carrying value.

YEAR 2000 READINESS DISCLOSURE

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

As with all financial institutions, operations depend almost entirely on computer systems. The Board of Directors and management also recognize the risks the year 2000 poses to all businesses utilizing computer or embedded chip technology. A "Year 2000 Committee" (the Committee) was formed to address the problems associated with the year 2000. In 1997, the Committee conducted a comprehensive review of all operations which will be impacted by the Year 2000. Because Potters Bank does not use proprietary software or hardware, it depends primarily on outside vendors for its data processing operations and software. The Committee identified the vendors most critical to operations, but has contacted all vendors to ensure that the issue is being addressed, and to receive periodic updates. The Committee developed a detailed plan to monitor the progress of vendors in modifying their software, if necessary, and a testing plan to ensure that all vendors appropriately test their software modifications. Detailed testing of each critical software program has been completed or is planned for the first quarter of 1999 and will be performed in-house, if possible, to ensure that all operational systems will accommodate the year 2000. The Committee developed a contingency plan for all systems which identifies alternatives if existing vendors show a lack of commitment or ability to make their systems year 2000 compliant. Contingency plans called for action if all vendors had not substantially completed the renovation of their systems and begun testing by December 31, 1998. At the present time, all vendor communications report appropriate progress, and there is no reason for management to believe that any mission critical systems will fail to be year 2000 compliant. In conjunction with the contingency plan, an analysis was conducted to determine the impact on all department and branch functions if systems should fail when the year 2000 arrives. The Committee is working on a business resumption contingency plan for all mission critical vendors which will provide alternative means for task completion should a mission-critical system fail despite its apparent readiness in 1999.

An assessment of the risk posed by all commercial borrowers with loans in excess of $100,000 was performed and communication has been established through letters and questionnaires and, in some cases, personal contact. Contingency plans for borrowers not adequately addressing year 2000 compliance may include declaring the loan immediately due.

A customer awareness program has been developed and implemented in order to keep customers informed of progress in addressing year 2000 issues. A customer newsletter was mailed to all account holders in October 1998 and the FDIC's pamphlet is available in the branch locations and on Potters Bank's website. Periodic statement stuffers, additional newsletters and lobby brochures, website updates and shareholder communications will be used throughout 1999 in addition to a year 2000 hotline on which customers can leave a message for follow-up by Committee members.

The overall plan, testing plan, initial contingency plan, operations impact analysis, commercial borrower risk analysis and customer awareness plans were approved by the Board of Directors, who receive detailed quarterly progress updates. Beginning in the fourth quarter of 1998, the Board of Directors began to receive progress reports on a monthly basis.

Expenses incurred to date relating to the year 2000 have been immaterial. However, no assurance can be given at this time that significant expense will not be incurred in future periods. In the event that replacement computer systems, programs and equipment are required, or substantial expense must be incurred to make current systems, programs and equipment year 2000 compliant, or outside vendors pass on expenses of becoming year 2000 compliant, net income and financial condition could be adversely affected. Moreover, to the extent employees must spend time ensuring that vendors are adequately preparing for year 2000, those employees will not be focusing all of their time and energies toward achieving other goals set by management.

Following is a list of the various phases of the year 2000 compliance project and current progress:

AWARENESS - Define the Year 2000 problem internally. Establish an executive level commitment to provide the financial resources and time allocations necessary to produce adequate solutions. Establish a Year 2000 team and develop an overall strategy that addresses in-house systems, service bureaus for outsourced systems, customers and employees, vendors, suppliers and auditors. (Completed.)

ASSESSMENT - Assess the size and complexity of the problem and detail the magnitude of the effort required to address Year 2000 issues. (Completed.)

         Inventory - Identify all hardware, software, networks, automated teller machines, data processing platforms, and customer and vendor interdependencies affected by the Year 2000 change. Also identify other systems that are dependent on embedded microchips such as security systems, elevators and vaults. Classify each as mission critical or nonmission critical based on its importance to overall operations. (Completed.)

         Analysis - Perform a detailed analysis of the impact each system has to overall operations and develop plans for correction and testing. (Completed.)

         Contingency Plan - Formulate a basic contingency plan to address unforeseen obstacles which could develop for mission critical systems during the renovation and validation phases. Include alternative plans and/or vendors for mission critical systems and trigger dates for implementation of these alternatives if Year 2000 plans are not progressing satisfactorily with existing vendor or system. (Completed, but will be revised and updated throughout 1999.)

RENOVATION - Includes code enhancements, hardware and software upgrades, system replacements, vendor certification and other associated changes. Monitor the progress of outside service bureaus and third party vendors. (To be completed by March 31, 1999.)

VALIDATION - Test upgraded hardware and software and connections to other systems, using scripts to test various dates, and verify proxy test results of third parties. (To be completed by March 31, 1999.)

IMPLEMENTATION - Implement year 2000 compliant systems in a live environment and establish the course of action (Business Resumption Contingency Plan) which will be taken to secure normal business operations if a system or vendor should fail in the Year 2000 despite its proven readiness in 1999. (To be completed by June 30, 1999.)

BAD DEBT RESERVE RECAPTURE

On August 20, 1996, President Clinton signed into law the Small Business Jobs Protection Act of 1996. The law eliminates the percent-of-taxable-income method for computing additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. The new rules also require that thrift institutions recapture over six years all or a portion of their tax bad debt reserves added since their base year (the last taxable year beginning before January 1, 1988). This recapture is not material for Potters Bank. A deferred tax liability has been recognized. As a result, the recapture of the bad debt reserve will not impact future net income. Prospectively, small institutions will use the experience method for deducting bad debts for tax purposes.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles (GAAP), which require the measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation.

Unlike most industrial companies, virtually all assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components, which are required to be reported in a financial statement with the same prominence as other financial statements. Comprehensive income reflects net income as affected by the change in unrealized gains and losses on securities available for sale. All comprehensive income from prior periods are included to be comparable to the new standards. The difference between net income and comprehensive income will depend on the components of securities available for sale over time and their reaction to and volatility in the prevailing interest rate environment.

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

SFAS Nos. 130 and 131 are both effective in 1998 financial statements and reporting.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS No. 133 establishes standards for derivative instruments and hedging activities and requires the recognition of all derivatives as either assets or liabilities and measured at fair value in all financial statements. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Potters Bank opted for early adoption of the statement as of July 1, 1998.

ITEM 7.    FINANCIAL STATEMENTS.

                          POTTERS FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                  (Dollars in thousands, except per share data)

-----------------------------------------------------------------------------------------------


                                                                     1998                1997
                                                                     ----                ----

ASSETS

      Cash and due from financial institutions                   $     5,612        $     3,348
      Interest-bearing deposits                                          792                459
      Federal funds sold                                               5,463                  9
                                                                 -----------        -----------
         Cash and cash equivalents                                    11,867              3,816
      Securities available for sale                                   23,714              5,474
      Securities held to maturity
        (Fair value: 1997 - $27,116)                                                     27,158
      Federal Home Loan Bank stock                                       991                859
      Loans, net                                                      94,911             82,093
      Accrued interest receivable                                        769                829
      Premises and equipment, net                                      1,646              1,742
      Other assets                                                       576                666
                                                                 -----------        -----------

                                                                 $   134,474        $   122,637
                                                                 ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

      Deposits                                                   $   104,644        $   100,094
      Federal Home Loan Bank advances                                 17,247              9,993
      Accrued expenses and other liabilities                           1,426              1,544
                                                                 -----------        -----------

         Total liabilities                                           123,317            111,631


      Shareholders' equity
      Common stock, no par value;
        2,000,000 shares authorized;
        1998 -  1,116,528 shares issued,
        1997 -  1,111,828 shares issued
      Paid-in capital                                                  5,218              5,159
      Retained earnings                                                8,233              7,350
      Accumulated other
        comprehensive income                                             (41)               (17)
      Unearned compensation on
        recognition and retention plan shares                            (74)               (87)
      Treasury stock, at cost:  90,092 shares
        in 1998 and 41,268 in 1997                                    (2,179)            (1,399)
                                                                 -----------        -----------

         Total shareholders' equity                                   11,157             11,006
                                                                 -----------        -----------

                                                                 $   134,474        $   122,637
                                                                 ===========        ===========

-----------------------------------------------------------------------------------------------
                                   See accompanying notes

                          POTTERS FINANCIAL CORPORATION
                   For the three years ended December 31, 1998
                  (Dollars in thousands, except per share data)

-----------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
                                                          1998           1997            1996
                                                          ----           ----            ----
INTEREST AND DIVIDEND INCOME
      Loans, including fees                             $   7,243      $   6,027      $   4,534
      Securities                                            1,756          2,465          3,491
      Federal funds sold and other                            263             66            181
                                                        ---------      ---------      ---------
                                                            9,262          8,558          8,206
INTEREST EXPENSE
      Deposits                                              4,262          4,172          4,189
      Federal Home Loan Bank advances                         770            499            340
                                                        ---------      ---------      ---------
                                                            5,032          4,671          4,529
                                                        ---------      ---------      ---------

NET INTEREST INCOME                                         4,230          3,887          3,677

Provision for loan losses                                                   (485)           249
                                                        ---------       ---------      ---------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                 4,230           4,372          3,428

Noninterest income                                            576             381            267
Noninterest expense                                         3,098           2,927          3,688
                                                        ---------       ---------      ---------

INCOME BEFORE INCOME TAX                                    1,708           1,826              7

Income tax expense                                            596             629             68
                                                        ---------       ---------      ---------

NET INCOME (LOSS)                                       $   1,112       $   1,197      $     (61)
                                                        =========       =========      =========
Earnings (loss) per common share
      Basic                                             $    1.08       $    1.13      $   (0.05)
                                                        =========       =========      =========

      Diluted                                           $    1.04       $    1.10      $   (0.05)
                                                        =========       =========      =========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                          1998            1997          1996
                                                          ----            ----          ----
NET INCOME                                              $   1,112       $   1,197      $     (61)

Other comprehensive income (net of tax):
      Change in unrealized loss on
       securities available for sale
       arising during the period                              (12)             62            (72)
      Transition adjustment from adoption
       of SFAS No. 133                                         18
      Reclassification adjustment for
       accumulated (gains)/losses
       included in net income                                 (30)             15              1
                                                        ---------       ---------      ---------

      Total other comprehensive income                        (24)             77            (71)
                                                       ----------       ---------      ---------

COMPREHENSIVE INCOME                                   $    1,088       $   1,274      $    (132)
                                                       ==========       =========      =========


------------------------------------------------------------------------------------------------
                                       See accompanying notes.

                          POTTERS FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the three years ended December 31, 1998
                  (Dollars in thousands, except per share data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated  Recognition
                                                                                            other        and
                                                            Common    Paid-in   Retained comprehensive Retention  Treasury
                                                            shares    capital   earnings    income       Plan       share      Total
                                                            ------    -------   --------    ------    ---------  ----------   -----
BALANCE - JANUARY 1, 1996                                  $   533    $ 4,280    $ 6,517    $   (23)   $  (118)            $ 11,189
Net loss                                                                             (61)                                       (61)
Holding company formation                                     (533)       533
12,454 common shares issued for stock option exercises                     57                                                    57
Purchase of 58,608 treasury shares                                                                                $  (436)     (436)
Cash dividends declared ($.114 per common share)                                    (130)                                      (130)
Recognition and retention plan shares earned                                                                18                   18
Tax benefit arising from stock option and
 recognition and retention plan shares                                     10                                                    10
Change in unrealized loss on securities available for sale                                      (71)                            (71)
                                                           -------    -------    -------    -------    -------    -------  --------
BALANCE - DECEMBER 31, 1996                                      0      4,880      6,326        (94)      (100)      (436)   10,576
Net income                                                                         1,197                                      1,197
38,377 common shares issued for stock option exercises                    174                                                   174
Purchase of 93,843 treasury shares                                                                                   (963)     (963)
Cash dividends declared ($.159 per common share)                                    (173)                                      (173)
Recognition and retention plan shares earned                                                                13                   13
Tax benefit arising from stock option
 and recognition and retention plan shares                                105                                                   105
Change in unrealized loss on securities available for sale                                       77                              77
                                                           -------    -------    -------    -------    -------    -------  --------
BALANCE - DECEMBER 31, 1997                                      0      5,159      7,350        (17)       (87)    (1,399)   11,006
Net income                                                                         1,112                                      1,112
5,170 common shares issued for stock option exercises                      36                                                    36
Purchase of 49,293 treasury shares                                                                                   (780)     (780)
Cash dividends declared ($ .219 per common share)                                   (229)                                      (229)
Recognition and retention plan shares earned                                                                13                   13
Tax benefit arising from stock option
 and recognition and retention plan shares                                 23                                                    23
Change in unrealized loss on securities available for sale                                      (24)                            (24)
                                                           -------    -------    -------    -------    -------    -------  --------
BALANCE - DECEMBER 31, 1998                                $     0    $ 5,218    $ 8,233    $   (41)   $   (74)   $(2,179) $ 11,157
                                                           =======    =======    =======    =======    =======    =======  ========

------------------------------------------------------------------------------------------------------------------------------------
                                                                See accompanying notes

                          POTTERS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the three years ended December 31, 1998
                             (Dollars in thousands)

---------------------------------------------------------------------------------------------------


                                                               1998            1997           1996
                                                               ----            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES

      Net income (loss)                                    $   1,112      $   1,197      $     (61)
      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                           216            211            154
         Provision for losses                                                  (485)           249
         Net amortization of securities                           64             44             61
         Net realized (gain) loss on:
             Sales of securities                                 (57)            22              1
             Sales of loans                                      (46)            56             (1)
             Sales of foreclosed real estate and
               repossessed assets                                  1            (50)           (39)
             Sales of other assets                               (64)          (111)            (2)
         Stock dividend on FHLB stock                            (67)           (60)           (51)
         Loans originated for sale                            (6,877)
         Proceeds from sales of loans held for sale            6,232            560            513
         Net change in:
             Deferred taxes                                       73            263            (69)
             Other assets and liabilities                         57            598            299
                                                           ---------      ---------      ---------

                Net cash from operating activities               644          2,245          1,054
                                                           ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

      Activity in available-for-sale securities:
           Sales                                               3,422          5,515         13,225
           Maturities, repayments and calls                    7,088                        10,596
           Purchases                                          (7,666)                      (23,856)
      Activity in held-to-maturity securities:
         Maturities, repayments and calls                      6,031          4,707          7,120
         Purchases                                                                            (984)
      Purchase of Federal Home Loan Bank stock                   (65)                          (62)
      Redemption of Federal Home Loan Bank stock                                 23
      Loan originations and payments, net                      8,718            570            329
      Loan purchases                                         (20,868)       (20,497)       (13,678)
      Proceeds from sale of foreclosed real estate
        and repossessed assets                                     6             50            155
      Proceeds from sale of premises                             100            192
      Additions to property and equipment                       (133)          (201)          (304)
                                                           ---------      ---------      ---------

         Net cash from investing activities                   (3,367)        (9,641)        (7,459)
                                                           ---------      ---------      ---------
----------------------------------------------------------------------------------------------------
                                                   (Continued)


--------------------------------------------------------------------------------
                          POTTERS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   For the three years ended December 31, 1998
                             (Dollars in thousands)

--------------------------------------------------------------------------------------------------------

                                                                     1998            1997           1996
                                                                     ----            ----           ----

CASH FLOWS FROM FINANCING ACTIVITIES

      Net change in deposits                                          4,550          2,811         (1,414)
      Proceeds from Federal Home Loan Bank advances                  17,300         16,050         15,580
      Repayments of Federal Home Loan Bank advances                 (10,046)       (11,142)       (13,513)
      Other financing activities                                        (57)          (130)          (384)
      Repurchase of common stock                                       (780)          (963)          (436)
      Proceeds from exercise of stock options                            36            174             57
      Cash dividends paid                                              (229)          (173)          (130)
                                                                  ---------      ---------      ---------

         Net cash from financing activities                          10,774          6,627           (240)
                                                                  ---------      ---------      ---------

Net change in cash and cash equivalents                               8,051           (769)        (6,645)

Cash and cash equivalents at beginning of year                        3,816          4,585         11,230
                                                                  ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  11,867      $   3,816      $   4,585
                                                                  =========      =========      =========


Supplemental cash flow information:

      Interest paid                                               $   5,022      $   4,633      $   4,519
      Income taxes paid                                                 431            125            116

Supplemental noncash disclosures:

      Transfer from loans to foreclosed real estate and
        repossessed assets                                        $       6                     $      23
      Transfer from held-to-maturity securities
        to available-for-sale securities                             22,112
      Recognition and retention plan shares earned                       13      $      13             18


---------------------------------------------------------------------------------------------------------
                                           See accompanying notes
                                                                              46

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include Potters Financial Corporation and its wholly-owned subsidiary, Potters Bank, together referred to as "the Corporation". Intercompany transactions and balances have been eliminated in consolidation.

The Corporation provides financial products and services through its three offices in and near East Liverpool, Ohio and a loan production office in Boardman, Ohio. Primary lending products are real estate loans, home equity lines of credit, commercial and consumer loans. Substantially all loans are secured by specific collateral. Real estate loans are secured by both residential and commercial real estate. Commercial loans are expected to be repaid from cash flows of the business. Lending activities are primarily funded by attracting deposits. Primary deposit products include a variety of checking, savings and certificate of deposit accounts. The primary source of income is interest on loans and securities.

BUSINESS SEGMENTS: A new accounting standard redefines how business segment information is to be reported for 1998 and later years. While the Corporation's chief decision makers monitor the revenue streams of the various Corporation products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Corporation's banking operations are considered by management to be aggregated in one reportable operating segment.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS: Management makes estimates and assumptions in preparing financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the amount reported in the financial statements and disclosures required, and future results could differ. The allowance for loan losses, fair values of certain securities, the determination and carrying value of impaired loans and the carrying value of loans held for sale are all particularly subject to change.

CASH FLOWS: Cash and cash equivalents include cash on hand, interest-bearing deposits with other financial institutions and federal funds sold. Net cash flows are reported for loan and deposit transactions.

SECURITIES: Securities are classified as held to maturity, trading or available for sale. Held-to-maturity securities are those that management has the positive intent and ability to hold to maturity, and are carried at amortized cost. Available-for-sale securities are those that may be sold before maturity, and are carried at fair value, with unrealized gains and losses reported in other comprehensive income. Trading securities are those which are held for short periods of time and are carried at fair value with unrealized gains and losses reflected in earnings. No trading securities were held during any period presented. Federal Home Loan Bank stock is carried at cost. Realized gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. Interest income on securities includes the amortization and accretion of purchased premiums and discounts using the level yield method. Securities are written down to fair value when a decline in value is not temporary.

LOANS: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, unearned interest and an allowance for loan losses. Loans held for sale are carried at the lower of cost or market in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the life of the loan. Interest is no longer reported when serious doubt exists as to the repayment of the loan, typically when a loan is impaired or when the loan becomes 90 days past due. Payments received on these loans are reported as principal reductions.
--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ALLOWANCE FOR LOAN LOSSES: An allowance for loan losses is maintained for probable credit losses. Provisions and recoveries increase the allowance, while it is decreased by charge-offs. Management maintains the allowance at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, risk in the portfolio, information about specific borrower situations, collateral values, and other factors and estimates which are subject to change over time. While portions of the allowance are allocated for specific problem loan situations, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off against the allowance when deemed uncollectible, although collection efforts continue and future recoveries may occur.

A loan is considered impaired when full payment under the loan terms is not expected. Smaller-balance loans with similar characteristics, such as residential real estate and consumer loans, are evaluated for impairment in total. Commercial loans and nonresidential real estate loans are evaluated individually for impairment. A portion of the allowance for loan losses is allocated to impaired loans so they are reported at the present value of expected future cash flows, discounted using the loan's effective interest rate, or at the fair value of collateral if repayment is expected from the collateral.

FORECLOSED ASSETS: Assets acquired through or instead of foreclosure are recorded at fair value when acquired, with any reduction in the carrying value reflected as a charge-off. Any subsequent decline in value is recorded through expense. Costs after acquisition are expensed.

PREMISES AND EQUIPMENT: Land is stated at cost. Buildings, furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is computed based on the straight-line method over the estimated useful lives of the assets.

SERVICING RIGHTS: Mortgage servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. No servicing rights have been retained on any loans sold during the periods presented.

INCOME TAXES: Income tax expense includes the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

FINANCIAL INSTRUMENTS: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.

A new accounting standard, adopted in 1998, requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. No derivative financial instruments are currently owned or contemplated, but early adoption of the standard was effected to provide maximum flexibility for possible future hedging strategies. As part of adoption of this standard, the Corporation's held-to-maturity securities were transferred to available for sale so they may be

--------------------------------------------------------------------------------
                                  (Continued)
                                                                              48

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

available for hedging in the future. The amortized cost of held-to-maturity securities as of July 1, 1998 was $22.1 million, and resulted in an after-tax transition adjustment to comprehensive income of $18,000.

STOCK DIVIDEND AND STOCK SPLIT: The Board of Directors declared a 10% stock dividend to be distributed in March 1999, and a two-for-one stock split in the form of a 100% stock dividend that was distributed in December 1997.

EARNINGS PER COMMON SHARE: Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential dilution resulting from the issuance of common shares upon stock option exercises. All references to common shares, earnings and dividends per share are restated to reflect all stock dividends and stock splits. Following is a summary of shares used in computing
EPS:


                                                          1998           1997            1996
                                                          ----           ----            ----
                                                                (Dollars in thousands)
         Weighted average common shares
          outstanding for basic EPS                    1,031,170       1,058,860      1,118,194
         Add:  Dilutive effects of assumed
          exercises of stock options                      34,438          27,960         17,387
                                                       ---------       ---------      ---------
         Average shares and dilutive potential
          common shares                                1,065,608       1,086,820      1,135,581
                                                       =========       =========      =========

COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applied in 1998, with prior information restated to be comparable.

NEW ACCOUNTING PRONOUNCEMENTS: A new accounting standard for 1999 will allow mortgage loans originated and converted into securities to be classified as available for sale, trading or held to maturity, instead of the current requirement to classify as trading. This is not expected to have a material effect because no such transactions have taken place or are currently contemplated.

LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

DIVIDEND RESTRICTIONS: Financial institution regulations require the maintenance of certain capital levels and may limit the dividends paid by the financial institution or by the holding company to shareholders.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions significantly affect the estimates.

FINANCIAL STATEMENT PRESENTATION: Certain items in the 1996 and 1997 financial statements have been reclassified to correspond with the 1998 presentation.

--------------------------------------------------------------------------------
                                  (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

-----------------------------------------------------------------------------------------------------------
NOTE 2 - SECURITIES

Securities at year-end were as follows:
                                                                     Gross           Gross           Estimated
                                                 Amortized        Unrealized       Unrealized           Fair
                                                   Cost              Gains           Losses             Value
                                                   ----              -----           ------             -----
Available for sale:                                                (Dollars in thousands)
-------------------
1998
----
       U.S. government and
         federal agencies                      $     5,999      $         6       $        (8)     $     5,997
       States and municipalities                       166               22                (1)             187
       Other                                           463                4                                467
       Agency issued mortgage-
         backed                                     17,072               51              (134)          16,989
                                               -----------      -----------       -----------      -----------
       Total debt securities                        23,700               83              (143)          23,640

        Equity securities                               75                                 (1)              74
                                               -----------      -----------       -----------      -----------

                                               $    23,775      $        83       $      (144)     $    23,714
                                               ===========      ===========       ===========      ===========
1997
----
       U.S. government and
        federal agencies                       $     5,499                        $       (25)     $     5,474
                                               ===========                        ===========      ===========

Held to maturity:
-----------------
1997
----
       U.S. government and
         federal agencies                      $     5,866      $        12       $       (15)     $     5,863
       States and municipalities                       168               13                                181
       Other                                           632               13                                645
       Agency issued mortgage-
        backed                                      20,492              119              (184)          20,427
                                               -----------      -----------       -----------      -----------

                                               $    27,158      $       157       $      (199)     $    27,116
                                               ===========      ===========       ===========      ===========



Contractual maturities of debt securities available for sale at year-end 1998, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                           Amortized         Estimated
                                                             Cost           Fair Value
                                                             ----           ----------
                                                             (Dollars in thousands)
     Due in one year or less                             $     3,003      $     2,994
     Due after one year through five years                     2,622            2,646
     Due after five years through ten years                      540              545
     Due after ten years                                         463              466
     Agency issued mortgage-
      backed securities                                       17,072           16,989
                                                         -----------      -----------

                                                         $    23,700      $    23,640
                                                         ===========      ===========
-----------------------------------------------------------------------------------------------------------

                                        (Continued)
                                                                              50

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
--------------------------------------------------------------------------------
NOTE 2 - SECURITIES (Continued)

Available-for-sale securities totaling $3.4 million were sold during 1998, resulting in gross gains of $57,000. Proceeds from sales of securities available for sale during 1997 totaled $5.5 million and resulted in gross gains of $1,000 and gross losses of $23,000. Sales proceeds in 1996 totaled $13.2 million and resulted in gross gains of $23,000 and gross losses of $24,000.

As of December 31, 1998 and 1997, securities totaling $5.1 million and $4.5 million, respectively, were pledged to collateralize public funds.

NOTE 3 - LOANS

Loans at year-end were as follows:

                                                             1998              1997
                                                             ----              ----
                                                             (Dollars in thousands)

Real estate mortgage loans
        One-to-four family residences                    $    76,543      $    66,718
        Loans held for sale                                      797              106
        Nonresidential property                                8,350            6,211
        Multifamily and other                                  2,010            1,537
                                                         -----------      -----------
                                                              87,700           74,572

Consumer and other loans
        Home equity loans                                      5,746            5,224
        Secured, unsecured consumer
         loans and lines of credit                             2,102            2,064
        Commercial business loans                                654              862
        Other                                                  1,726            1,575
                                                         -----------      -----------
                                                              10,228            9,725
                                                         -----------      -----------

        Total loan principal balances                         97,928           84,297
        Undisbursed loan funds                                (1,167)            (340)
        Premiums on purchased loans,
        unearned interest and net
        deferred loan (fees) costs                               361              279
        Allowance for loan losses                             (2,211)          (2,143)
                                                         -----------      -----------

                                                         $    94,911      $    82,093
                                                         ===========      ===========


Activity in the allowance for loan losses for the year was as follows:

                                                1998           1997            1996
                                                ----           ----            ----
                                                      (Dollars in thousands)

      Beginning balance                       $  2,143       $   2,630      $   2,240
      Provision for loan losses                                   (485)           249
      Recoveries                                   127              74            679
      Charge-offs                                  (59)            (76)          (538)
                                              --------       ---------      ---------

      Ending balance                          $  2,211       $   2,143      $   2,630
                                              ========       =========      =========


-------------------------------------------------------------------------------------
                                  (Continued)
                                                                              51

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

================================================================================
NOTE 3 - LOANS (Continued)

Nonaccrual and renegotiated loans totaled $224,000 and $207,000 at December 31, 1998 and 1997, respectively. Interest income that would have been recorded on such loans under their original terms totaled approximately $17,000 and $23,000 for the years ended December 31, 1998 and 1997, respectively. The amounts included in interest income for such loans totaled approximately $10,000 during 1998 and $13,000 during 1997. Potters Bank is not committed to lend additional funds to debtors whose loans have been modified. Impaired loans were not material at any date or during any period presented.

NOTE 4 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at year-end was as follows:

                                                                       1998           1997
                                                                       ----           ----
                                                                       (Dollars in thousands)
           Loans                                                      $   559       $     507
           Securities                                                     104             191
           Mortgage-backed securities                                     106             131
                                                                     --------       ---------
                                                                     $    769       $     829
                                                                     ========       =========

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at year-end was as follows:

                                                                       1998           1997
                                                                       ----           ----
                                                                       (Dollars in thousands)
           Land                                                      $    142       $     177
           Buildings and improvements                                   2,267           2,490
           Furniture and equipment                                      1,094           1,520
                                                                     --------       ---------
                                                                        3,503           4,187
           Less: Accumulated depreciation                               1,857           2,445
                                                                     --------       ---------
                                                                     $  1,646       $   1,742
                                                                     ========       =========

NOTE 6 - DEPOSITS

Deposits at year-end were as follows:

                                                                       1998                        1997
                                                                       ----                        ----
                                                                  Amount      Percent         Amount      Percent
                                                                  ------      -------         ------      -------
                                                                              (Dollars in thousands)
Demand, NOW, and Super NOW accounts
  (Noninterest bearing deposits:  1998 -
  $1,974,000;  1997 - $657,000)                               $    15,843         15.1%   $    12,678         12.7%
Savings and club accounts                                          37,674         36.0         33,955         33.9
Money market demand accounts                                        1,835          1.8          1,955          1.9
Certificates of deposit                                            49,292         47.1         51,506         51.5
                                                              -----------       ------    -----------       ------
                                                              $   104,644        100.0%   $   100,094        100.0%
                                                              ===========       ======    ===========       ======

================================================================================
                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

================================================================================


NOTE 6 - DEPOSITS (Continued)

Certificates of deposit with a minimum denomination of $100,000 were approximately $8,588,000 and $8,802,000 at year-end 1998 and 1997.

Scheduled maturities of certificates of deposit for the next five years were as follows:

                                                                Maturities
                                                                ----------
                                                          (Dollars in thousands)
                                    1999                      $    30,157
                                    2000                           13,764
                                    2001                            3,533
                                    2002                              942
                                    2003 and thereafter               896
                                                              -----------
                                                              $    49,292
                                                              ===========

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (FHLB) advances at year-end were as follows:

                                                                          1998             1997
                                                                          ----             ----
                                                                          (Dollars in thousands)
Maturities April 1998 through October 2000, primarily
 fixed rate, from 5.67% to 6.50%, averaging 6.31%                                      $    9,993

Maturities February 1999 through September 2008, fixed
 rate, from 4.66% to 6.50%, averaging 5.44%                             $   17,247
                                                                        ----------     ----------


                                                                        $   17,247     $    9,993
                                                                        ==========     ==========

FHLB advances are payable at maturity, with prepayment penalties. At year-end 1998, advances totaling $11,500,000 were convertible fixed-rate advances which, at the FHLB's option, can be converted to the London Interbank Offering Rate on a quarterly basis after the first year. If the FHLB exercises its option, the advances may be repaid in whole or in part on any of the quarterly repricing dates without prepayment penalty. Advances are collateralized by all shares of FHLB stock and by 100% of the qualified real estate loan portfolio.

Scheduled maturities of advances for the next five years were as follows:

                                                                Maturities
                                                                ----------
                                                          (Dollars in thousands)
                                    1999                      $     2,747
                                    2000                            3,000
                                    2001
                                    2002
                                    2003 and thereafter            11,500
                                                              -----------

                                                              $    17,247
                                                              ===========

================================================================================
                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

================================================================================




NOTE 8 - EMPLOYEE BENEFITS PLANS

A 401(k) plan allows employee contributions up to 15% of each participant's compensation, with a match equal to 50% of the first 6% of the compensation contributed. Participants may also receive discretionary and profit sharing contributions. Expense was $56,000 in 1998, $62,000 in 1997 and $36,000 in 1996.
PFC common shares are available as an investing option to all participants of the plan. The 401(k) plan purchased 6,875 common shares for participants during 1998, 1,410 shares during 1997 and 290 shares during 1996.

A Recognition and Retention Plan provides for the award of shares to directors and certain key employees. Compensation expense is recognized over a five-year vesting period. Total shares available to be awarded under the plan were 34,914 shares, of which 15,950 shares were awarded in 1998. Compensation expense totaled $6,000, $2,000 and $7,000 for 1998, 1997 and 1996. Unearned compensation is reported as a reduction of shareholders' equity until earned.

In December 1996, the Board of Directors approved a resolution terminating the defined benefit pension plan. As a result, a termination loss of $67,000 was included in 1996 noninterest expense. Net periodic pension expense was $(11,000) in 1996. A determination letter from the Commissioner of the Internal Revenue Service approving the plan termination was received in 1998, and all vested plan benefits were settled. Participants were given a choice to receive a lump sum payment, purchase a nontransferrable deferred annuity contract, transfer to the 401(k) plan discussed above or transfer to other individual retirement account vehicles.

NOTE 9 - EMPLOYEE STOCK OWNERSHIP PLAN

Employees participate in an Employee Stock Ownership Plan (ESOP). ESOP expense consists of discretionary and profit sharing contributions made to the ESOP during the year. ESOP shares are included in weighted average shares outstanding for purposes of calculating earnings per common share. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings and increase participant accounts. Upon termination of employment, each participant may choose to receive distributions in shares or cash.

ESOP contribution and expense totaled $61,000, $45,000 and $27,000 for 1998, 1997 and 1996. At year-end 1998, the ESOP owned 12,328 shares of PFC common stock, of which 10,245 shares were available to be allocated to employee accounts and 2,083 shares were committed to be released. At year-end 1997, 10,340 shares were available to be allocated to employee accounts. At year-end 1998, the estimated fair value of shares subject to the cash distribution option, based on the last sales price quoted in 1998 on the Nasdaq SmallCap Market, totaled approximately $224,140.

================================================================================
                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

================================================================================


NOTE 10 - STOCK OPTION PLANS

Options to buy stock are granted to directors, officers and other key employees under the Stock Option Plans. In addition to the outstanding stock options summarized below, 53,794 shares were available to be granted as of December 31, 1998. Of that total, 53,702 shares were approved as part of the 1998 Stock Option Plan approved at the 1998 Annual Meeting. The exercise price is the market price at the date of grant. All options have a term of 10 years and are immediately exercisable.

A summary of activity in the plan was as follows:

                                               1998                               1997
                                               ----                               ----
                                                      Weighted                           Weighted
                                                       Average                            Average
                                                      Exercise                           Exercise
                                     Shares             Price           Shares             Price
                                     ------             -----           ------             -----
Outstanding - beginning
 of year                              57,077             $5.60            94,354            $5.05
Granted                                                                    2,200            15.45
Forfeited                                                                 (1,100)            9.09
Exercised                             (5,170)             7.02           (38,377)            4.55
                                    --------                           ---------

Outstanding - year-end                51,907              5.46            57,077             5.60
                                    ========                           =========

Weighted average fair value
 of options granted during
 the year                                                              $   4.78
                                                                       ========

Options outstanding at year-end 1998 were as follows:

                                                     Weighted                           Weighted
                                                     Remaining                          Remaining
                                                     Contractual                        Contractual
Range of exercise price             Number           Life              Number           Life
$5-$10                               50,807            5.3 yrs         55,977             6.5 yrs
$11-$20                               1,100            8.9              1,100             9.9
                                    -------                            ------

Outstanding and exercisable
 at year-end                         51,907            5.4 yrs         57,077             6.6 yrs
                                     ======                            ======

Financial Accounting Standards Board (FASB) Statement No. 123 allows adhering to prior accounting guidance, under which no compensation expense is recognized because the exercise price of employee stock options equals the market price on the date of grant.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 as if the stock options had been reported under the fair value method. The fair value for options granted in 1997 and the related pro forma effect on net income and earnings per share was not material, with net income being reduced by $7,000 and earnings per share remaining unchanged.


================================================================================
                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

================================================================================


NOTE 11 - INCOME TAXES

Income tax expense was as follows:

                                                                      1998         1997         1996
                                                                      ----         ----         ----
                                                                         (Dollars in thousands)
        Current                                                   $     523     $    366     $    137
        Deferred                                                         73          263          (69)
                                                                 ----------     --------     --------
                                                                  $     596     $    629     $     68
                                                                  =========     ========     ========

Deferred tax assets and liabilities at year-end were due to the following:

                                                                        1998           1997
                                                                        ----           ----
                                                                        (Dollars in thousands)
Deferred tax assets:
  Allowance for loan losses                                          $       608    $       603
  Depreciation                                                                11             33
  Capital loss carryforward                                                   20             38
  Unrealized loss on securities available for sale                            21              9
  Other                                                                        8             12
                                                                     -----------    -----------
                                                                             668            695
                                                                     -----------    -----------

Deferred tax liabilities:
  FHLB stock dividends                                                      (190)          (167)
  Other                                                                      (20)            (9)
                                                                     -----------    -----------
                                                                            (210)          (176)
                                                                     -----------    -----------

Net deferred tax asset                                               $       458    $       519
                                                                     ===========    ===========

Taxes paid in the current and prior years were adequate to warrant recording the full deferred tax asset without a valuation allowance.

Federal income tax laws permitted additional bad debt deductions through 1987, totaling $2,480,000. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise be $843,000 at December 31, 1998. If Potters Bank were liquidated or otherwise cease to exist, or if tax laws change, this amount would be expensed. Under 1996 tax law changes, bad debts are based on actual loss experience and tax bad debt reserves accumulated since 1987 are to be reduced. This requires payment of approximately $32,000 over six years beginning in 1998.

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

                                                                       1998             1997              1996
                                                                       ----             ----              ----
                                                                              (Dollars in thousands)
        Federal statutory rate times financial
         income                                                   $       581       $       621      $         2
        Effect of:
           Tax exempt income                                               (4)               (4)              (5)
           Other                                                           19                12               71
                                                                  -----------       -----------      -----------
           Total                                                  $       596       $       629      $        68
                                                                  ===========       ===========      ===========


================================================================================
                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

================================================================================



NOTE 12 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors and their affiliates in 1998 were as follows:

                                                                             (Dollars in thousands)

      Balance at beginning of year                                                  $     601
      New loans and advances                                                              943
      Repayments                                                                         (187)
      Other changes                                                                       (58)
                                                                                    ---------
      Balance at end of year                                                        $   1,299
                                                                                    =========


Other changes include loans reportable in one period and not reportable in the other period.

Deposits from principal officers, directors and their affiliates at year-end 1998 were $305,000.

NOTE 13 - COMMITMENTS

LEASE COMMITMENTS: At year-end 1998, an obligation to a corporation owned by a director under an operating lease for land resulted in annual net rent expense of $34,000 in 1998, 1997 and 1996. The lease term ends on January 31, 2008, with options for renewal for up to five successive five-year periods beyond that date.

LOAN COMMITMENTS: Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies used to make commitments are also used for loans, including obtaining collateral at exercise of the commitment.

Financial instruments with off-balance sheet risk at year-end were as follows:

                                                           1998                               1997
                                                           ----                               ----
                                                  Fixed           Variable           Fixed           Variable
                                                  Rate              Rate             Rate              Rate
                                                  ----              ----             ----              ----
Commitments to make loans
 (at market rates)                             $       844      $       695       $        91      $       130
Unused lines of credit and
 letters of credit                                                    5,745                              4,752

Commitments to make loans are generally made for periods of 60 days or less. The fixed-rate loan commitments have interest rates ranging from 6.625% to 14.00%, with maturities ranging from 15 to 30 years.

CASH RESERVE REQUIREMENTS: The Company is required to have approximately $451,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at December 31, 1998. Such balances do not earn interest.



================================================================================
                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

================================================================================



NOTE 14 - NONINTEREST INCOME AND EXPENSE

Noninterest income and expense amounts at year-end included the following:

                                                                       1998           1997            1996
                                                                       ----           ----            ----
                                                                             (Dollars in thousands)
Noninterest income
         Net gains (losses) on sales of securities                   $     57       $     (22)     $      (1)
         Net gains (losses) on sales of loans                              46             (56)             1
         Net gains on sales of other assets                                64             111              2
         Service charges                                                  219             188            152
         Other                                                            190             160            113
                                                                     --------       ---------      ---------
             Total                                                   $    576       $     381      $     267
                                                                     ========       =========      =========


                                                                       1998           1997            1996
                                                                       ----           ----            ----
Noninterest expense
         Salaries and employee benefits                              $  1,431       $   1,342      $   1,360
         Occupancy and equipment                                          384             378            360
         Federal deposit insurance                                         61              63            874
         Data processing                                                  184             159            164
         Professional services                                            155             251            182
         Other                                                            883             734            748
                                                                     --------       ---------      ---------
             Total                                                   $  3,098       $   2,927      $   3,688
                                                                     ========       =========      =========

On September 30, 1996, legislation was passed to recapitalize the Savings Association Insurance Fund (SAIF). As a result, all savings and loan institutions paid a one-time assessment of $.657 per $100 in deposits held as of March 31, 1995. Consequently, expense totaling $643,000 was included in 1996 "Federal deposit insurance" above.

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

Most current business activities are with customers located within the immediate lending area which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. With the addition of the Boardman loan production office, the lending area was expanded to the Boardman area in Mahoning County, Ohio. At December 31, 1998, the loan portfolio included approximately $33.4 million of purchased one-to-four family real estate loans, $16.6 million on properties located in northwestern Ohio, $4.7 million on properties in southwestern Ohio and $12.1 million on properties in Hilton Head, South Carolina. As of December 31, 1998, the loan portfolio also included approximately $1.9 million in nonresidential real estate loans secured by property located in the State of Colorado.

NOTE 16 - REGULATORY MATTERS

Financial institutions are subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action.


================================================================================
                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

================================================================================




NOTE 16 - REGULATORY MATTERS (Continued)

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

Actual and required capital amounts and ratios are presented below at year-end.

                                                                                       Minimum Required
                                                             Minimum Required       to be Well-Capitalized
                                                                For Capital         Under Prompt Corrective
                                       Actual                Adequacy Purposes        Action Regulations
                                       ------                -----------------        ------------------
                                 Amount        Ratio       Amount        Ratio       Amount        Ratio
                                 ------        -----       ------        -----       ------        -----
                                                          (Dollars in thousands)
1998
----
Total capital to risk-
 weighted assets               $  11,013       15.9%      $  5,548        8.0%      $   6,936      10.0%
Core capital to risk-
 weighted assets                  10,129       14.6          2,774        4.0           4,162       6.0
Core capital to
 adjusted total assets            10,129        7.6          4,004        3.0           6,674       5.0
Tangible capital to
 adjusted total assets            10,129        7.6          2,002        1.5             N/A

1997
----
Total capital to risk-
 weighted assets               $  10,498       17.3%      $  4,859        8.0%      $   6,074      10.0%
Core capital to risk-
 weighted assets                   9,722       16.0          2,430        4.0           3,645       6.0
Core capital to
 adjusted total assets             9,722        7.9          3,677        3.0           6,128       5.0
Tangible capital to
 adjusted total assets             9,722        7.9          1,839        1.5             N/A

OTS regulations limit capital distributions by savings institutions. The least restriction is placed on "tier 1" institutions, defined as well-capitalized and with favorable qualitative OTS examination ratings, which can make distributions in a year up to one-half the capital in excess of the most stringent capital requirement at the beginning of the year plus net income to date. Other institutions have more stringent requirements, the most restrictive being prior OTS approval of any capital distribution. Potters Bank is a tier 1 institution.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or Potters Bank must convert to a commercial bank charter. Management believes that this test is met.

================================================================================
                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

================================================================================





NOTE 16 - REGULATORY MATTERS (Continued)

Upon Potters Bank's conversion from a mutual thrift to a stock thrift, a liquidation account of $4,748,000 was established, which was equal to the net worth of Potters Bank reported in the conversion prospectus. Eligible depositors who have maintained their accounts, less annual reductions to the extent they have reduced their deposits, would receive a distribution from this account in the event of a liquidation of Potters Bank. Dividends may not reduce shareholders' equity below the required liquidation account balance.

Under the most restrictive dividend limitations described, at year-end, approximately $2,909,000 was available to pay dividends to the holding company.

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Year-end carrying values and estimated fair values of financial instruments were as follows:

                                                      December 31, 1998              December 31, 1997
                                                      -----------------              -----------------
                                                   Carrying        Estimated      Carrying       Estimated
                                                   --------        ---------      --------       ---------
                                                     Value         Fair Value       Value       Fair Value
                                                     -----         ----------       -----       ----------
Financial assets:                                                    (Dollars in thousands)
----------------
Cash and cash equivalents                        $    11,867    $    11,867     $    3,816     $     3,816
Securities available for sale                         23,714         23,714          5,474           5,474
Securities held to maturity                                                         27,158          27,116
Loans, net                                            94,911         95,695         82,093          82,352
Federal Home Loan Bank stock                             991            991            859             859
Accrued interest receivable                              769            769            829             829
                                                 -----------    -----------     ----------     -----------

    Total financial assets                       $   132,252    $   133,036     $  120,229     $   120,446
                                                 ===========    ===========     ==========     ===========

Financial liabilities:
----------------------
Deposits                                         $  (104,644)   $  (105,113)    $ (100,094)    $   (99,931)
Federal Home Loan Bank advances                      (17,247)       (17,956)        (9,993)         (9,949)
Accrued interest payable                                 (99)           (99)            (90)           (90)
                                                 -----------    -----------     -----------    -----------

    Total financial liabilities                  $  (121,990)   $  (123,168)    $ (110,177)    $(  109,970)
                                                 ===========    ===========     ==========     ===========

The methods and assumptions used to estimate fair value are described as follows:

Carrying values are the estimated fair value for cash and cash equivalents, interest bearing deposits with financial institutions, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits and variable-rate loans or deposits that reprice frequently and fully.

Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer.

For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of unrecorded commitments was not material at year-end 1998 or 1997.


================================================================================
                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

================================================================================




NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

While the estimates used in determining the fair value of financial assets and liabilities are based on management's judgment of the appropriate valuation factors, there is no assurance that, were liquidation to occur, the estimated fair values would necessarily be realized. The estimated fair values should not be considered to apply at subsequent dates. Other assets and liabilities that are not defined as financial instruments are not included in the above disclosures. Such assets and liabilities would include, among others, property and equipment, financing leases and the intangible value of the customer base and profit potential.

NOTE 18 - CONDENSED PARENT-ONLY FINANCIAL STATEMENTS

Condensed financial information of Potters Financial Corporation follows:

Condensed Balance Sheets
December 31:

                                                                1998            1997
                                                                ----            ----
                                                               (Dollars in thousands)
ASSETS
    Cash and cash equivalents                                 $     896      $      64
    Interest-bearing deposits with other
     financial institutions                                          78
    Equity securities available for sale                             74
    Investment in subsidiary                                     10,065          9,705
    Loan receivable from subsidiary                                              1,270
    Other assets                                                     44             71
                                                              ---------      ---------
         Total assets                                         $  11,157      $  11,110
                                                              =========      =========

LIABILITIES AND EQUITY
    Other liabilities                                                        $     104
    Shareholders' equity                                      $  11,157         11,006
                                                              ---------      ---------
         Total liabilities and shareholders' equity           $  11,157      $  11,110
                                                              =========      =========

Condensed Statements of Income
Year ended December 31:

                                                                1998            1997           1996
                                                                ----            ----           ----
                                                                       (Dollars in thousands)
    INCOME
    Dividends from subsidiary                                 $     833      $   1,168       $  1,650
    Interest income                                                   5             32              8
    Expense                                                         120             82             22
                                                              ---------      ---------       --------
    INCOME BEFORE INCOME TAXES AND
      UNDISTRIBUTED SUBSIDIARY INCOME                               718          1,118          1,636

    Income tax benefit                                              (23)           (15)            (3)
    Equity in undistributed
     subsidiary income                                              371             64         (1,700)
                                                              ---------      ---------       --------

    NET INCOME (LOSS)                                         $   1,112      $   1,197       $    (61)
                                                              =========      =========       ========



================================================================================
                                  (Continued)

                         POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

================================================================================






NOTE 18 - CONDENSED PARENT-ONLY FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows
Year ended December 31:

                                                                1998            1997           1996
                                                                ----            ----           ----
                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $   1,112      $   1,197       $    (61)
    Adjustments:
       Equity in undistributed subsidiary income                   (371)           (64)
       Distributions in excess of subsidiary earnings                                           1,700
       Change in other assets and other liabilities                 (53)            97            (64)
                                                              ---------      ---------       --------
       Net cash from operating activities                           688          1,230          1,575
CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in interest-bearing balances with
     other financial institutions                                   (78)
    Purchase of equity securities available for sale                (75)
    Loans to subsidiary, net of principal repayments              1,270           (270)        (1,000)
                                                              ---------      ---------       --------
      Net cash from investing activities                          1,117           (270)        (1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Purchase of common stock                                       (780)          (963)          (436)
    Proceeds from exercise of stock options                          36            174             57
    Dividends paid                                                 (229)          (173)          (130)
                                                              ---------      ---------       --------
      Net cash from financing activities                           (973)          (962)          (509)
                                                              ---------      ---------       --------

Net change in cash and cash equivalents                             832             (2)            66

Beginning cash and cash equivalents                                  64             66
                                                              ---------      ---------

ENDING CASH AND CASH EQUIVALENTS                              $     896      $      64       $     66
                                                              =========      =========       ========



================================================================================
                                  (Continued)

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Potters Financial Corporation
East Liverpool, Ohio


We have audited the accompanying consolidated balance sheets of Potters Financial Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Potters Financial Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                  Crowe, Chizek and Company LLP

Columbus, Ohio
February 4, 1999

ITEM 8.    CHANGE IN ACCOUNTANTS.

No changes or disagreements with the independent accountants have occurred.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information contained in the Proxy Statement under the captions "PROPOSAL ONE - ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" is incorporated herein by reference.

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits
                  Item 3.             Amended Articles of Incorporation and Code of Regulations

                  Item 10.1           The Potters Savings and Loan Company Stock Option Plan

                  Item 10.2           The Potters Savings and Loan Company Recognition and Retention Plan and Trust Agreement

                  Item 10.3           Deferred Compensation Agreement with Alwyn C. Purinton, Jr.

                  Item 10.4           Lease dated February 1, 1983, by and between Billingsley,
                                      Incorporated and The Potters Savings and Loan Company

                  Item 10.5           Employment Contract with Edward L. Baumgardner

                  Item 10.6           Employment Contract with Albert E. Sampson

                  Item 10.7           Employment Contract with Anne S. Myers


                  Item 10.8           Potters Financial Corporation 1998 Stock Option and Incentive Plan

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

                  Item 21.            Subsidiaries of Registrant

                  Item 23.            Consent of Independent Accountants

                  Item 27.            Financial Data Schedule

                  Item 99.            Safe Harbor Under the Private Securities Litigation Reform Act of 1995

           (b)    No current report on Form 8-K was filed by PFC during the fourth quarter of 1998.

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


By   /s/  W. Gaylord Billingsley              By /s/  Arthur T. Doak
  ------------------------------                ---------------------
     W. Gaylord Billingsley                       Arthur T. Doak
     Director                                     Director

Date:  March 12, 1999                         Date:  March 12, 1999


By   /s/  William L. Miller                   By /s/  Timothy M. O'Hara
  ------------------------------                ---------------------
     William L. Miller                            Timothy M. O'Hara
     Director                                     Director

Date:  March 12, 1999                         Date:  March 12, 1999


By /s/  Peter D. Visnic                       By /s/  Suzanne B. Fitzgerald
  ------------------------------                ---------------------
     Peter D. Visnic                              Suzanne B. Fitzgerald
     Director                                     Director

Date:  March 12, 1999                         Date:  March 12, 1999


By /s/  Anne S. Myers
  ------------------------------
     Anne S. Myers
     Vice President, Secretary,
     Chief Operating/Financial  Officer

Date:  March 12, 1999

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION                                                                PAGE NUMBER
------     -----------                                                                -----------
     3.1   Articles of Incorporation of Potters Financial                Incorporated by reference to the
           Corporation                                                   Form 8-A filed with the Securities
                                                                         and Exchange Commission (the SEC) on
                                                                         March 4, 1996 (the 8-A).


     3.2   Code of Regulations of Potters Financial Corporation          Incorporated by reference to the 8-A.

    10.1   The Potters Savings and Loan Company                          Incorporated by reference to the
           Stock                                                         Option Plan Annual Report on Form
                                                                         10-KSB for the fiscal year ended
                                                                         December 31, 1995 (the 1995 10-KSB),
                                                                         Exhibit 10.1.


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

    10.5   Employment Contract with Edward L. Baumgardner                Incorporated by reference to the
                                                                         Annual Report on Form 10-KSB for the
                                                                         fiscal year ended December 31, 1996
                                                                         (the 1996 10-KSB), Exhibit 10.5.


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

     20    Proxy Statement for the 1999 Annual                           Incorporated by reference to the
           Meeting of Shareholders                                       definitive Proxy Statement for the
                                                                         1999 Annual Meeting of Shareholders
                                                                         to be filed.

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