Form 10QSB
period 1999-03-31
POTTERS FINANCIAL CORP
filed 1999-05-07
CIK 1010476

                                                              Page 1 of 19 pages

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED MARCH 31, 1999
              --------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
        ACT FOR THE TRANSITION PERIOD FROM                 TO
                                           ---------------    ---------------

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

Common Shares, no par value                  Outstanding at April 30, 1999
                                              981,179 Common Shares

Transitional Small Business Disclosure Format (check one):

        Yes                                 No     X
             -------                            -------

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1999

                         Part I - Financial Information

Item 1.  Financial Statements

        Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-QSB as referenced below:

                                                                    Page
                                                                    Number (s)
                                                                    ----------
Consolidated Balance Sheets                                              3

Consolidated Statements of Income                                        4

Consolidated Statements of Comprehensive Income                          5

Consolidated Statements of Changes in Shareholders' Equity               5

Consolidated Statements of Cash Flows                                    6-7

Notes to Consolidated Financial Statements                               8-12

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 13-18

                           Part II - Other Information

Item 1.    Legal Proceedings                                             18

Item 2.    Change in Securities and Use of Proceeds                      18

Item 3.    Defaults Upon Senior Securities                               18

Item 4.    Submission of Matters to a Vote of
           Security Holders                                              18

Item 5.    Other Information                                             18

Item 6.    Exhibits and Reports on Form 8-K                              18

Signatures                                                               19

                              POTTERS FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS (unaudited)
                                 (Dollars in thousands)

---------------------------------------------------------------------------------------

                                                          March 31,        December 31,
                                                            1999               1998
                                                            ----               ----
ASSETS

     Cash and due from financial institutions              $  3,251          $  5,612
     Interest-bearing deposits                                  604               792
     Federal funds sold                                         308             5,463
                                                           --------          --------
         Cash and cash equivalents                            4,163            11,867

     Securities available for sale                           24,286            23,714
     Federal Home Loan Bank stock                             1,014               991
     Loans, net                                             101,453            94,911
     Premises and equipment, net                              1,961             1,646
     Other assets                                             1,689             1,345
                                                           --------          --------

         Total assets                                      $134,566          $134,474
                                                           ========          ========

LIABILITIES

     Deposits                                              $103,855          $104,644
     Federal Home Loan Bank advances                         18,531            17,247
     Accrued expenses and other liabilities                   1,511             1,426
                                                           --------          --------

         Total liabilities                                  123,897           123,317

SHAREHOLDERS' EQUITY

     Common shares, no par value
       Authorized: 2,000,000 shares;
        Issued:  1,116,528 shares in 1999 and
         1,116,528 shares in 1998
     Paid-in capital                                          5,404             5,218
     Retained earnings                                        7,198             8,233
     Accumulated other comprehensive income                    (134)              (41)
     Unearned compensation on
       recognition and retention plan shares                    (74)              (74)
     Treasury stock, at cost: 134,972 shares
       in 1999 and 90,092 in 1998                            (1,725)           (2,179)
                                                           --------          --------

         Total shareholders' equity                          10,669            11,157
                                                           --------          --------

         Total liabilities and shareholders' equity        $134,566          $134,474
                                                           ========          ========

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                          Three months ended
                                                               March 31,
                                                      --------------------------
                                                       1999                1998
                                                       ----                ----
INTEREST INCOME
Loans, including fees                                 $1,940              $1,679
Securities                                               350                 491
Federal funds sold and other                              68                  53
                                                      ------              ------
                                                       2,358               2,223

INTEREST EXPENSE
Deposits                                                 975               1,073
Federal Home Loan Bank advances                          221                 162
                                                      ------              ------
                                                       1,196               1,235
                                                      ------              ------

NET INTEREST INCOME                                    1,162                 988

Provision for loan losses                                (75)
                                                      ------              ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                            1,237                 988

NONINTEREST INCOME
Loan and security gains                                   13                  22
Other noninterest income                                  96                  85
                                                      ------              ------
                                                         109                 107
                                                      ------              ------
NONINTEREST EXPENSE
Compensation and benefits                                397                 375
Occupancy and equipment                                  102                  90
FDIC deposit insurance premiums                           16                  16
Other noninterest expense                                308                 279
                                                      ------              ------
                                                         823                 760
                                                      ------              ------

INCOME BEFORE INCOME TAX                                 523                 335

Income tax expense                                       179                 113
                                                      ------              ------

NET INCOME                                            $  344              $  222
                                                      ======              ======

Earnings per common share
         Basic                                        $ 0.35              $ 0.22
                                                      ======              ======

         Diluted                                      $ 0.34              $ 0.21
                                                      ======              ======

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                             Three months ended
                                                                  March 31,
                                                            --------------------
                                                            1999            1998
                                                            ----            ----
NET INCOME                                                  $344            $222

Other comprehensive income (net of tax):

Change in unrealized loss on securities
 available for sale arising during the period                (92)              2
Reclassification adjustment for accumulated
 (gains)/losses included in net income                        (1)
                                                            ----            ----

Total other comprehensive income                             (93)              2
                                                            ----            ----

COMPREHENSIVE INCOME                                        $251            $224
                                                            ====            ====

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                           1999            1998
                                                           ----            ----
BALANCE - JANUARY 1                                      $11,157         $11,006

Net income for the three months ended March 31               344             222

Issuance of common shares for the exercise
 of stock options (220 in 1999 and 3,520 in 1998)              1              24

Tax benefit arising from recognition and
 retention plan shares                                        11

Purchase of treasury shares (41,000 in 1999
 and 9,500 in 1998)                                         (688)           (184)

Cash dividends declared ($.07 per share in 1999
 and $.045 per share in 1998)                                (63)            (49)

Change in unrealized loss on
 securities available for sale                               (93)              2
                                                         -------         -------

BALANCE - MARCH 31                                       $10,669         $11,021
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

                           POTTERS FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                               (Dollars in thousands)

-----------------------------------------------------------------------------------

                                                              Three months ended
                                                                   March 31,
                                                           ------------------------
                                                             1999            1998
                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                            $   344         $   222

     Adjustments to reconcile net income to net
       cash from operating activities
         Depreciation and amortization                          74              53
         Provision for loan losses                             (75)
         Net amortization of securities                         30              12
         Net realized (gain) loss on:
            Sales of securities                                 (1)            (11)
            Sales of loans                                     (12)            (11)
         Stock dividend on FHLB stock                          (17)            (15)
         Loans originated for sale                          (3,059)           (661)
         Proceeds from sales of loans held for sale          2,497             596
         Compensation expense related to recognition
            and retention plan                                  11
         Net change in other assets and liabilities            (95)           (702)
                                                           -------         -------

               Net cash from operating activities             (303)           (517)
                                                           -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES

     Activity in available-for-sale securities:
         Maturities, repayments and calls                    4,776             500
         Purchases                                          (5,518)
     Activity in held-to-maturity securities:
         Maturities, repayments and calls                                    2,274
     Purchase of FHLB stock                                     (6)
     Loan originations and payments, net                     2,785           3,523
     Loan purchases                                         (8,701)         (2,000)
     Additions to property and equipment                      (366)            (16)
                                                           -------         -------

         Net cash from investing activities                 (7,030)          4,281
                                                           -------         -------

--------------------------------------------------------------------------------
                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                            Three months ended
                                                                  March 31,
                                                         -------------------------
                                                           1999             1998
                                                           ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES

     Net change in deposits                                 (789)           2,296
     Proceeds from FHLB advances                           5,900            2,500
     Repayments of FHLB advances                          (4,616)             (66)
     Other financing activities                             (116)             (93)
     Repurchase of common stock                             (688)            (184)
     Proceeds from exercise of stock options                   1               24
     Cash dividends paid                                     (63)             (49)
                                                         -------          -------

         Net cash from financing activities                 (371)           4,428
                                                         -------          -------

Net change in cash and cash equivalents                   (7,704)           8,192
Cash and cash equivalents at beginning of year            11,867            3,816
                                                         -------          -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $ 4,163          $12,008
                                                         =======          =======


Supplemental disclosures of cash flow information
     Cash paid during the year for:
         Interest                                        $ 1,203          $ 1,236
         Income taxes                                        242              195

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

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Potters Financial Corporation
(PFC) and its wholly-owned subsidiary, Potters Bank, both headquartered in East Liverpool, Ohio. Significant intercompany transactions and balances have been eliminated in consolidation. These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at March 31, 1999, and its statements of income, comprehensive income and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of PFC and notes thereto included in the 1998 Annual Report.

A new accounting standard changes the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. All banking operations are considered by management to be aggregated in one reportable operating segment of banking.

Comprehensive income is reported for all periods. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

The American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Start-up Costs", which is effective for years beginning after December 15, 1998. Under SOP 98-5, applicable start-up, preoperating and organization costs, which had been capitalized under prior accounting principles, are now to be expensed as part of current operations. All such costs previously capitalized as of December 31, 1998 should be written off as of January 1, 1999 as a cumulative effect of a change in accounting principle. The adoption of this statement does not materially impact the financial statements.

The Board of Directors declared a 10% stock dividend that was paid from treasury shares in March 1999, reducing retained earnings by $1.3 million.

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential dilution resulting from the issuance of common shares upon stock option exercises. All references to common shares, earnings and dividends per share have been restated to reflect all stock dividends and stock splits. Following is a summary of shares used in computing EPS:

                                                           Quarter ended March 31,
                                                          -------------------------
                                                             1999            1998
                                                             ----            ----
                 Weighted average common shares
                  outstanding for basic EPS                 972,420       1,029,828
                 Add:  Dilutive effects of assumed
                  exercises of stock options                 32,188          36,071
                                                          ---------       ---------
                 Average shares and dilutive potential
                  common shares                           1,004,608       1,065,899
                                                          =========       =========

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

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows:

                                                      Gross          Gross           Estimated
                                       Amortized    Unrealized     Unrealized          Fair
                                         Cost         Gains          Losses            Value
                                         ----         -----          ------            -----
                                                        (Dollars in thousands)
March 31,1999
-------------

       U.S. government and
        federal agencies                $ 8,496        $ 2           $(128)           $ 8,370
       States and municipalities            166         21                                187
       Other                                398          3                                401
       Agency issued mortgage-
        backed                           15,331         31            (113)            15,249
                                        -------        ---           -----            -------
                                         24,391         57            (241)            24,207

       Equity securities                     97                        (18)                79
                                        -------        ---           -----            -------

                                        $24,488        $57           $(259)           $24,286
                                        =======        ===           =====            =======

December 31,1998
----------------

       U.S. government and
        federal agencies                $ 5,999        $ 6           $  (8)           $ 5,997
       States and municipalities            166         22              (1)               187
       Other                                463          4                                467
       Agency issued mortgage-
        backed                           17,072         51            (134)            16,989
                                        -------        ---           -----            -------
                                         23,700         83            (143)            23,640

       Equity securities                     75                         (1)                74
                                        -------        ---           -----            -------

                                        $23,775        $83           $(144)           $23,714
                                        =======        ===           =====            =======

Contractual maturities of debt securities available for sale at March 31, 1999 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Amortized    Estimated
                                                                Cost       Fair Value
                                                                ----       ----------
                                                              (Dollars in thousands)
       Due in one year or less                                 $     3      $     3
       Due after one year through five years                     1,622        1,633
       Due after five years through ten years                    4,041        4,009
       Due after ten years                                       3,394        3,313
       Agency issued mortgage-
        backed securities                                       15,331       15,249
                                                               -------      -------

                                                               $24,391      $24,207
                                                               =======      =======

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Available-for-sale securities totaling $3.0 million were called during the first three months of 1999, resulting in a gain of $1,000. The net unrealized holding loss on securities available for sale increased by $93,000 during the first quarter of 1999.

The carrying value of securities pledged as collateral for public funds amounted to $14.3 million at March 31, 1999.

NOTE 3 - LOANS RECEIVABLE

Loans receivable were as follows:

                                                   March 31,         December 31,
                                                     1999               1998
                                                     ----               ----
                                                     (Dollars in thousands)
Real estate loans
       One-to-four family residences               $ 74,484           $76,543
       Loans held for sale                            1,359               797
       Nonresidential property                        8,368             8,350
       Multifamily and other                          1,943             2,010
                                                   --------           -------
                                                     86,154            87,700
                                                   --------           -------
Consumer and other loans
       Home equity loans (1)                         13,192             5,746
       Secured, unsecured consumer
        loans and lines of credit                     2,208             2,102
       Commercial business loans                        733               654
       Other                                          1,765             1,726
                                                   --------           -------
                                                     17,898            10,228
                                                   --------           -------

Total loan principal balances                       104,052            97,928
       Undisbursed loan funds                          (928)           (1,167)
       Premiums on purchased loans,
        unearned interest and net
        deferred loan (fees) costs                      473               361
       Allowance for loan losses                     (2,144)           (2,211)
                                                   --------           -------

                                                   $101,453           $94,911
                                                   ========           =======

-------------------

(1) Includes $7.4 million of first mortgage home equity loans from various parts of the country purchased from a bank in Indiana.

Activity in the allowance for loan losses is as follows:

                                                       Three months ended
                                                             March 31,
                                                    -------------------------
                                                     1999               1998
                                                     ----               ----
                                                      (Dollars in thousands)
Beginning balance                                   $2,211             $2,143
Provision for loan losses                              (75)
Recoveries                                              13                 56
Charge-offs                                             (5)                (7)
                                                    ------             ------

Ending Balance                                      $2,144             $2,192
                                                    ======             ======

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE (Continued)

Nonaccrual and renegotiated loans totaled $217,000 and $224,000 at March 31, 1999 and December 31, 1998, respectively. Potters is not committed to lend additional funds to debtors whose loans have been modified. Impaired loans were not material at any date or during any period presented.

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (FHLB) advances were as follows:

                                                                       March 31,    December 31,
                                                                         1999           1998
                                                                         ----           ----
                                                                        (Dollars in thousands)
Maturities February 1999 through September 2008,
 fixed rate, from 4.66% to 6.50%, averaging 5.44%                                     $17,247

Maturities September 1999 through September 2008,
 fixed rate, from 4.66% to 6.50%, averaging 5.32%                      $18,531
                                                                       -------        -------

                                                                       $18,531        $17,247
                                                                       =======        =======

FHLB advances are payable at maturity, with prepayment penalties. At March 31, 1999, advances totaling $11.5 million were convertible fixed-rate advances which, at the FHLB's option, can be converted to the London Interbank Offering Rate on a quarterly basis after the first year. If the FHLB exercises its option, the advances may be repaid in whole or in part on any of the quarterly repricing dates without prepayment penalty. Advances are collateralized by all shares of FHLB stock and by 100% of the qualified real estate loan portfolio.

As of March 31, 1999, scheduled maturities of advances for the next five years were as follows:

                                                                      Maturities
                                                                      ----------
                                                                (Dollars in thousand)
                 Due in one year or less                               $    31
                 Due after one year through two years                    5,000
                 Due after two years through three years                 2,000
                 After five years                                       11,500
                                                                       -------

                                                                       $18,531
                                                                       =======

NOTE 5 - STOCK OPTIONS

A summary of activity relating to stock options during the periods listed was as follows:

                                             Quarter ended                  Quarter ended
                                             March 31, 1999                March 31, 1998
                                             --------------                --------------
                                                       Weighted                     Weighted
                                                        Average                      Average
                                                       Exercise                     Exercise
                                         Shares          Price         Shares         Price
                                         ------          -----         ------         -----
Outstanding - January 1                  51,907         $ 5.46         57,077        $5.60
Granted                                  30,000          13.06
Exercised                                  (220)          4.55         (3,520)        6.74
                                         ------                        ------

Outstanding - March 31                   81,687           8.25         53,557         5.52
                                         ======                        ======

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

--------------------------------------------------------------------------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Financial instruments with off-balance sheet risk at March 31, 1999 were as follows:

                                                          Fixed     Variable
                                                           Rate       Rate
                                                           ----       ----
                                                        (Dollars in thousands)
Commitments to make loans
 (at market rates)                                         $940      $   29
Unused lines of credit and
 letters of credit                                                    5,116

Commitments to make loans are generally made for periods of 60 days or less. The fixed-rate loan commitments have interest rates ranging from 6.50% to 9.75%, with maturities ranging from 15 to 30 years.

NOTE 7 - CONCENTRATIONS OF CREDIT RISK

Most current business activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. At March 31, 1999, the loan portfolio included approximately $31.9 million of purchased residential real estate loans, $14.7 million located in northwestern Ohio, $4.5 million in southwestern Ohio and $11.2 million located in Hilton Head, South Carolina. The loan portfolio also included $7.4 million of first mortgage home equity loans from various parts of the country, purchased from a bank in Indiana.

--------------------------------------------------------------------------------

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations

GENERAL

In the following pages, management presents an analysis of the financial condition of Potters Financial Corporation (PFC) and its wholly-owned subsidiary, Potters Bank, as of March 31, 1999 and December 31, 1998, and its results of operations for the three months ended March 31, 1999 and 1998. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Potters Bank's general market area. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements. See Exhibit 99, attached hereto, which is incorporated herein by reference.

Without limiting the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

         Results of Operations - Statements regarding efforts to attract lower costing deposit products and increase the number of relationships with customers.

         Management's statements regarding the amount and adequacy of the allowance for loan losses and future loan loss provisions.

         Statements regarding the strategic focus and long-term goals of Potters Bank.

         Financial Condition - Statements regarding the strategic focus and long-term goals of Potters Bank.

         Management's statements regarding its plan for loan growth and its belief that loan production offices will enable Potters Bank to become less reliant on loan purchases to grow the loan portfolio.

         Year 2000 - Management's expectation that Year 2000 issues will be resolved in a satisfactory manner and will not pose significant operational problems when the year 2000 arrives.

The following discussion and financial information are presented to provide shareholders with a more comprehensive review of the financial position and operating results than could be obtained from an examination of the financial statements alone. The review should be read in conjunction with the consolidated financial statements and accompanying notes. Because the activities of PFC have been limited primarily to holding the shares of Potters Bank, the following discussion essentially concerns the operations of Potters Bank.

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

PFC recorded net income of $344,000 for the three months ended March 31, 1999, or $.34 per diluted share, compared to $222,000, or $.21 per diluted share, for the first three months of 1998. The annualized return on average assets rose to 1.05% for the first quarter of 1999, from .71% during the comparable period in 1998, while the annualized return on average shareholders' equity increased to 12.91% from 7.93%.

One factor contributing to the increase in net income was a negative provision for loan losses of $75,000, recorded during the first quarter of 1999, that produced an after-tax improvement in earnings of $49,500, or $.05 per diluted share. The negative provision was recorded to remove excess allowances resulting primarily from the payoff of a $540,000 loan on a Colorado property. Excluding the after-tax effect of the negative provision, first quarter 1999 earnings improved $72,500, or 32.7%, over the first quarter of 1998.

Interest income increased $135,000, to $2.4 million, during the first three months of 1999, primarily from a 15.5% increase in loan interest income. Interest expense, however, decreased $39,000, or 3.2%, with lower deposit costs offset by an increase in Federal Home Loan Bank advances. Certificate of deposit balances declined from March 31, 1998 to March 31, 1999, while balances increased in demand and NOW accounts and the treasury index savings account that is tied to the 90-day Treasury bill. The asset yield remained flat despite the low rate environment due primarily to increased loan levels, offset by reductions in the securities portfolio. The result was an increase in the interest rate spread during 1999, to 3.48%, from 3.08% during the first quarter of 1998, due to consistent asset yields, offset by declining rates paid on deposits and borrowings. The strategic plan calls for continued efforts to attract lower costing deposit products and increase the number of relationships with customers although there can be no assurances that such efforts will be successful.

Noninterest income increased marginally from the first quarter of 1998, but fees from deposit products and ATM/check card services increased $13,000, or almost 24%, in 1999 over the first quarter of 1998. Gains on sales of securities declined from $11,000 during the first quarter of 1998, to only $1,000 for the comparable period in 1999.

Noninterest expense increased $63,000, to $823,000, for the first quarter of 1999, compared to $760,000 for the first quarter of 1998. Salary and benefits increased $22,000, or 5.9%, in 1999, primarily from performance-based incentive compensation, while occupancy and equipment expenses increased $12,000, or 13.3%, primarily from increased utilities costs and depreciation of new technology. Other noninterest expenses increased $29,000, or 10.4%, primarily from higher data processing and communication costs related to the new telephone banking system and increased utilization of outsourced computer services. Increases also occurred in check and ATM/check card processing costs consistent with planned growth in these products and services. Included in 1999 noninterest expense was $6,500 in costs associated with the year 2000 (Y2K) computer problem, described later in this discussion.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses at March 31, 1999 was $2.1 million, representing a decrease of $67,000, from $2.2 million at December 31, 1998. The decrease was primarily due to the negative provision of $75,000 and recoveries of $13,000 relating to the Colorado loan payoff, offset by charge-offs of $5,000. During the first three months of 1998, recoveries of $56,000 resulted primarily from payments from the bankruptcy Trustee relating to the Bennett Funding Group equipment lease credits, while charge-offs totaled $7,000.

--------------------------------------------------------------------------------

Nonperforming loans of $217,000 at March 31, 1999 represented a decrease of $7,000 from nonperforming loans of $224,000 at December 31, 1998, but an increase of $57,000 from nonperforming loans of $160,000 at March 31, 1998. The allowance for loan losses represented 986% of nonperforming loans at March 31, 1999, compared to 987% at December 31, 1998 and 1,369% at March 31, 1998. No loans were designated impaired at March 31, 1999, 1998 and December 31, 1998. Due to the current level of unallocated allowances, no provision for loan losses is planned for the remainder of 1999, although no assurances can be given that provisions will not be made during that time if circumstances change, such as increases in the loan portfolio, changes in the economy or increases in nonperforming loans.

FINANCIAL CONDITION

PFC's assets grew slightly, to $134.6 million at March 31, 1999 from $134.5 million at December 31, 1998. Funds from calls and sales of securities and loan repayments late in 1998 were deployed into loans and securities during the first quarter of 1999. Therefore, cash and cash equivalents decreased significantly, by $7.7 million from year-end 1998. The current interest rate environment and competition continues to produce significant repayments of both loans and securities. These cash inflows during the first quarter of 1999 funded local lending and loan purchases to continue planned loan growth.

Securities available for sale increased $570,000, to $24.3 million at March 31, 1999, compared to $23.7 million at December 31, 1998. Securities totaling $3.0 million were called during the first quarter of 1999, resulting in a gain of $1,000, and repayments on mortgage-backed securities totaled $1.7 million. Securities totaling $5.5 million were purchased during the first quarter of 1999, to replace called securities and provide continuing liquidity for the bank. Securities designated as available for sale are carried at their fair values, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale, net of tax, increased from $41,000 at year-end 1998 to $134,000 at March 31, 1999.

Net loans increased from $94.9 million at December 31, 1998, to $101.5 million at March 31, 1999, an increase of $6.6 million, or 6.9%. Loan purchases totaling $8.7 million were made during 1999, $7.4 million of which were first mortgage home equity loans purchased from a bank in Indiana. Loans totaling $3.1 million were originated for sale during the first quarter of 1999, and $2.5 million were sold, generating gains of $12,000. The Boardman loan production office continues to contribute significantly to local loan originations. Another loan production office will open in Mentor, Ohio, a suburb of Cleveland, in May 1999. The Boardman and Mentor areas are growing, with new residential construction and business expansion. The strategic plan calls for utilization of loan production offices to become less reliant on loan purchases to grow the portfolio, although there can be no assurance that the demand for loans will continue in surrounding local areas or that the loan production offices will successfully penetrate the Boardman or Mentor markets.

Total deposits decreased $789,000 during the first quarter of 1999, to $103.9 million at March 31, 1999. Outflows occurred primarily in demand and NOW accounts, offset by increases in the Treasury Index savings account and in certificates of deposit. The Asset and Liability Management Committee continues to focus on strategies for reduced interest rate risk and responsible deposit management. Such strategies include setting competitive rates on selected certificates of deposit with maturity dates exceeding one year and utilizing tiered interest rates based on amount of deposit.

FHLB advances totaled $18.5 million at March 31, 1999, compared to $17.2 million at December 31, 1998. Advances have been used to partially finance loan growth during 1999 and to meet liquidity needs.

--------------------------------------------------------------------------------

Shareholders' equity decreased $488,000 during the first three months of 1999 due primarily to the repurchase of 41,000 common shares for a total of $688,000 and the payment of $63,000, or .064 per share, in dividends. A 10% stock dividend was also paid from treasury shares during the first quarter of 1999, which reduced retained earnings by $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Normal, recurring sources of funds are primarily customer deposits, securities available for sale, maturities, loan repayments and other funds provided by operations. Potters Bank has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

The most significant components of cash flows from operating activities during the first three months of 1999 included sales of loans held for sale totaling $2.5 million and originations of $3.1 million. Significant investing activities during the same time period were loan purchases of $8.7 million, purchases of available-for-sale securities of $5.5 million, offset by repayments, calls and maturities of $4.8 million in securities available for sale and a net decrease in loans of $2.8 million. Investing activities during the first three months of 1998 included loan purchases of $2.0 million, offset by repayments, calls and maturities of securities held to maturity of $2.3 million and a net decrease of $3.5 million in portfolio loans.

Financing activities during the three months ended March 31, 1999 included proceeds from FHLB advances of $5.9 million, somewhat offset by repayments of FHLB advances of $4.6 million and deposit outflows of $789,000. In addition, PFC purchased 41,000 treasury shares for a total of $688,000 during the first three months of 1999. Deposit inflows of $2.3 million occurred during the first quarter of 1998, while FHLB advance activity included proceeds of $2.5 million.

Potters Bank's average regulatory liquidity ratio for March 1999 was 12.89%. At March 31, 1999, Potters Bank had commitments to originate loans of $969,000 and unused lines of credit totaling $5.1 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters Bank's capital levels as of March 31, 1999 (dollars in thousands):

                                 Tangible                      Core                       Risk-based
                                  Capital                     Capital                      Capital
                            --------------------        -------------------         ---------------------
                             Amount         %            Amount         %            Amount          %
                             ------         -            ------         -            ------          -
Regulatory capital -
  computed                  $10,374        7.72%        $10,374        7.72%        $11,287        15.72%
Minimum capital
  requirement                 2,015        1.50           5,372        4.00*          5,745         8.00
                            -------        ----         -------        ----         -------        -----
Regulatory capital -
  excess                    $ 8,359        6.22%        $ 5,002        3.72%        $ 5,542         7.72%
                            =======        ====         =======        ====         =======        =====

-------------------
*Savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

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

As with all financial institutions, operations depend almost entirely on computer systems. The Board of Directors and management also recognize the risks the year 2000 poses to all businesses utilizing computer or embedded chip technology. A "Y2K Committee" (the Committee) was formed to address the problems associated with the year 2000. In 1997, the Committee conducted a comprehensive review of all operations which will be impacted by Y2K. Because Potters Bank does not use proprietary software or hardware, it depends primarily on outside vendors for its data processing operations and software. The Committee identified the vendors most critical to operations, but has contacted all vendors to ensure that the issue is being addressed, and to receive periodic updates. The Committee developed a detailed plan to monitor the progress of vendors in modifying their software, if necessary, and a testing plan to ensure that all vendors appropriately test their software modifications. Detailed testing of each critical software program has been completed by participating in proxy testing through the vendor or performing on-site testing and independently verifying results.

The Committee developed a contingency plan for all systems which identifies alternatives if existing vendors show a lack of commitment or ability to make their systems Y2K compliant. The contingency plan provides for contracting with alternative identified vendors if existing vendors do not meet their established deadlines for completion of tasks with respect to making their operations Y2K compliant. At the present time, all communications with both critical and noncritical vendors report appropriate progress, and there is no reason for management to believe that systems or software will fail to be Y2K compliant. The Committee is nearing completion of its business resumption contingency plan that includes courses of action that will be taken should a system or vendor fail in the year 2000 despite its apparent readiness in 1999. All core business functions were identified and alternative methods of accomplishing such tasks developed. The business resumption contingency plan primarily calls for the manual processing of transactions. The Committee is currently training appropriate employees in these manual processes. Prior to June 30, 1999, plans are to complete and test the business resumption contingency plan and obtain board of director approval. A liquidity plan was also developed and will be revised throughout 1999 to properly address cash needs at the end of 1999 and the beginning of 2000.

An assessment of the risk posed by all commercial borrowers with loans in excess of $100,000 was performed and communication has been established through letters and questionnaires and, in some cases, personal contact. Contingency plans for borrowers not adequately addressing Y2K compliance may include declaring the loan immediately due.

A customer awareness program has been developed and implemented in order to keep customers informed of progress in addressing Y2K issues. A customer newsletter was mailed to all account holders in October 1998 and again in late February 1999, and an FDIC pamphlet and brochures detailing Potters Bank's progress are available in the branch locations and on Potters Bank's website. Periodic statement stuffers, additional newsletters and lobby brochures, website updates and shareholder communications will be used throughout 1999 in addition to a Y2K customer information line on which customers can leave a message for follow-up by Committee members.

The overall plan, testing plan, contingency plan, operations impact analysis, commercial borrower risk analysis and customer awareness plans were approved by the Board of Directors, who receive detailed quarterly progress updates. Beginning in the fourth quarter of 1998, the Board of Directors began to receive progress reports on a monthly basis.

Excluding a considerable amount of employee time, expenses incurred to date relating to Y2K totaled approximately $31,000 as of March 31, 1999. However, no assurance can be given at this time that significant expense will not be incurred in future periods. In the event that replacement computer systems, programs and equipment are required, or substantial expense must be incurred to make current systems, programs and equipment Y2K compliant, or outside vendors pass on expenses of becoming Y2K compliant, net income and financial condition could be adversely affected. Moreover, to the extent employees must spend time ensuring that vendors are adequately preparing for Y2K, those employees will not be focusing all of their time and energies toward achieving other goals set by management.


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

     Exhibit 3.2  Code of Regulations of Potters            Incorporated by reference to the 8-A.
         Financial Corporation

     Exhibit 11  Statement re: computation of               Included herewith.
         per share earnings

     Exhibit 27  Financial Data Schedule for the            Included herewith.
         quarter ended March 31, 1999

     Exhibit 99  Safe Harbor Under the Private              Included herewith.
         Securities Litigation Reform Act of 1995

              B.  Reports on Form 8-K - none.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   POTTERS FINANCIAL CORPORATION

Date:  May 4, 1999                 By: /s/ Edward L. Baumgardner
                                       -------------------------------------
                                       Edward L. Baumgardner
                                       Duly Authorized Representative,
                                       President and Chief Executive Officer

                                   By: /s/ Anne S. Myers
                                       -------------------------------------
                                       Anne S. Myers
                                       Principal Financial Officer and
                                       Principal Accounting Officer