Form 10QSB
period 1999-06-30
POTTERS FINANCIAL CORP
filed 1999-08-06
CIK 1010476

                                                              Page 1 of 21 pages

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED JUNE 30, 1999
              -------------

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


        Yes     X                         No
            ---------                        ---------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Shares, no par value                  Outstanding at July 31, 1999
                                             981,183 Common Shares

Transitional Small Business Disclosure Format (check one):

        Yes                               No     X
            ---------                        ---------

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1999

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

                          POTTERS FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

---------------------------------------------------------------------------------

                                                        June 30,     December 31,
                                                          1999           1998
                                                          ----           ----
ASSETS

     Cash and due from financial institutions           $  4,007       $  5,612
     Interest-bearing deposits                               900            792
     Federal funds sold                                      689          5,463
                                                        --------       --------
         Cash and cash equivalents                         5,596         11,867

     Securities available for sale                        22,378         23,714
     Federal Home Loan Bank stock                          1,143            991
     Loans, net                                          105,758         94,911
     Premises and equipment, net                           2,020          1,646
     Other assets                                          2,126          1,345
                                                        --------       --------

         Total assets                                   $139,021       $134,474
                                                        ========       ========

LIABILITIES

     Deposits                                           $106,728       $104,644
     Federal Home Loan Bank advances                      20,516         17,247
     Accrued expenses and other liabilities                1,129          1,426
                                                        --------       --------

         Total liabilities                               128,373        123,317

SHAREHOLDERS' EQUITY

     Common shares, no par value
       Authorized: 2,000,000 shares;
        Issued:  1,116,528 shares in 1999 and 1998
     Paid-in capital                                       5,418          5,218
     Retained earnings                                     7,427          8,233
     Accumulated other comprehensive income                 (394)           (41)
     Unearned compensation on
       recognition and retention plan shares                 (74)           (74)
     Treasury stock, at cost: 135,345 shares
       in 1999 and 90,092 in 1998                         (1,729)        (2,179)
                                                        --------       --------

         Total shareholders' equity                       10,648         11,157
                                                        --------       --------

         Total liabilities and shareholders' equity     $139,021       $134,474
                                                        ========       ========

---------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                    Three months ended      Six months ended
                                          June 30,               June 30,
                                    -------------------     -----------------
                                     1999         1998       1999       1998
                                     ----         ----       ----       ----
INTEREST INCOME
Loans, including fees               $2,134       $1,712     $4,074     $3,391
Securities                             371          455        721        946
Federal funds sold and other            25           88         93        141
                                    ------       ------     ------     ------
                                     2,530        2,255      4,888      4,478

INTEREST EXPENSE
Deposits                             1,033        1,065      2,008      2,138
Federal Home Loan Bank advances        267          170        488        332
                                    ------       ------     ------     ------
                                     1,300        1,235      2,496      2,470
                                    ------       ------     ------     ------

NET INTEREST INCOME                  1,230        1,020      2,392      2,008

Provision for loan losses                                      (75)
                                    ------       ------     ------     ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES          1,230        1,020      2,467      2,008

NONINTEREST INCOME
Loan and security gains                 19           16         32         38
Gain on sale of other assets                         64                    64
Other noninterest income               106           99        202        184
                                    ------       ------     ------     ------
                                       125          179        234        286
                                    ------       ------     ------     ------
NONINTEREST EXPENSE
Compensation and benefits              423          368        820        743
Occupancy and equipment                122           96        224        186
Other noninterest expense              337          331        661        626
                                    ------       ------     ------     ------
                                       882          795      1,705      1,555
                                    ------       ------     ------     ------

INCOME BEFORE INCOME TAX               473          404        996        739

Income tax expense                     164          138        343        251
                                    ------       ------     ------     ------

NET INCOME                          $  309       $  266     $  653     $  488
                                    ======       ======     ======     ======

Earnings per common share
         Basic                      $ 0.32       $ 0.26     $ 0.67     $ 0.47
                                    ======       ======     ======     ======

         Diluted                    $ 0.31       $ 0.25     $ 0.65     $ 0.45
                                    ======       ======     ======     ======

---------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                             POTTERS FINANCIAL CORPORATION
                                      (Unaudited)
                                (Dollars in thousands)

--------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                 Three months ended   Six months ended
                                                      June 30,            June 30,
                                                 ------------------   ----------------
                                                   1999      1998      1999      1998
                                                   ----      ----      ----      ----
NET INCOME                                        $ 309      $266     $ 653      $488

Other comprehensive income (net of tax):

Change in unrealized loss on securities
 available for sale arising during the period      (260)        8      (352)       10
Reclassification adjustment for accumulated
 (gains)/losses included in net income                                   (1)
                                                  -----      ----     -----      ----

Total other comprehensive income                   (260)        8      (353)       10
                                                  -----      ----     -----      ----

COMPREHENSIVE INCOME                              $  49      $274     $ 300      $498
                                                  =====      ====     =====      ====


--------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                        1999         1998
                                                        ----         ----
BALANCE - JANUARY 1                                   $11,157      $11,006

Net income for the six months ended June 30               653          488

Issuance of common shares for the exercise
 of stock options (220 in 1999 and 3,520 in 1998)           1           24

Tax benefit arising from recognition and
 retention plan shares                                     24

Purchase of treasury shares (41,377 in 1999
 and 25,200 in 1998)                                     (693)        (487)

Cash dividends declared ($.15 per share in 1999
 and $.10 per share in 1998)                             (141)        (107)

Change in unrealized loss on
 securities available for sale                           (353)          10
                                                      -------      -------

BALANCE - JUNE 30                                     $10,648      $10,934
                                                      =======      =======

--------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                            POTTERS FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Dollars in thousands)

-------------------------------------------------------------------------------------

                                                                 Six months ended
                                                                      June 30,
                                                              -----------------------
                                                                1999           1998
                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                               $    653       $    488

     Adjustments to reconcile net income to net
       cash from operating activities
         Depreciation and amortization                             148            111
         Provision for loan losses                                 (75)
         Net amortization of securities                             52             26
         Net realized gain on:
            Sales of securities                                     (1)           (11)
            Sales of loans                                         (31)           (27)
            Sales of other assets                                                 (64)
         Stock dividend on FHLB stock                              (36)           (32)
         Loans originated for sale                              (6,471)        (2,484)
         Proceeds from sales of loans held for sale              5,154          1,756
         Compensation expense related to
          recognition and retention plan                            25
         Net change in other assets and liabilities               (859)          (308)
                                                              --------       --------

               Net cash from operating activities               (1,441)          (545)
                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES

     Activity in available-for-sale securities:
         Maturities, repayments and calls                        6,268            500
         Purchases                                              (5,518)
     Activity in held-to-maturity securities:
         Maturities, repayments and calls                                       5,031
     Purchase of FHLB stock                                       (116)           (65)
     Loan originations and payments, net                         6,803          5,424
     Loan purchases                                            (16,267)       (14,122)
     Proceeds from sale of other assets                                           100
     Additions to property and equipment                          (481)           (46)
                                                              --------       --------

         Net cash from investing activities                     (9,311)        (3,178)
                                                              --------       --------

-------------------------------------------------------------------------------------

                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

---------------------------------------------------------------------------------

                                                             Six months ended
                                                                  June 30,
                                                          ----------------------
                                                            1999          1998
                                                            ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES

     Net change in deposits                                 2,084         1,421
     Proceeds from FHLB advances                            5,279         8,200
     Repayments of FHLB advances                           (2,010)       (3,632)
     Other financing activities                               (39)         (126)
     Repurchase of common stock                              (693)         (487)
     Proceeds from exercise of stock options                    1            24
     Cash dividends paid                                     (141)         (107)
                                                          -------       -------

         Net cash from financing activities                 4,481         5,293
                                                          -------       -------

Net change in cash and cash equivalents                    (6,271)        1,570
Cash and cash equivalents at beginning of period           11,867         3,816
                                                          -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 5,596       $ 5,386
                                                          =======       =======


Supplemental disclosures of cash flow information
     Cash paid during the year for:
         Interest                                         $ 2,486       $ 2,492
         Income taxes                                         552           260

---------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Potters Financial Corporation
(PFC) and its wholly-owned subsidiary, Potters Bank, both headquartered in East Liverpool, Ohio. Significant intercompany transactions and balances have been eliminated in consolidation. These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at June 30, 1999, and its statements of income, comprehensive income and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of PFC and notes thereto included in the 1998 Annual Report.

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

The American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Start-up Costs", which is effective for years beginning after December 15, 1998. Under SOP 98-5, applicable start-up, preoperating and organization costs, which had been capitalized under prior accounting principles, are now to be expensed as part of current operations. SOP 98-5 requires all such costs previously capitalized as of December 31, 1998 be written off as of January 1, 1999 as a cumulative effect of a change in accounting principle. The adoption of this statement did not materially impact the financial statements.

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

                                             Three months ended June 30,       Six months ended June 30,
                                             ---------------------------      --------------------------
                                                 1999            1998            1999             1998
                                                 ----            ----            ----             ----
     Weighted average common shares
      outstanding for basic EPS                 965,186       1,035,980         968,784        1,044,507
     Add:  Dilutive effects of assumed
      exercises of stock options                 38,422          36,049          29,282           36,062
                                              ---------       ---------       ---------        ---------
     Average shares and dilutive potential
      common shares                           1,003,608       1,072,029         998,066        1,080,569
                                              =========       =========       =========        =========

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

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows:

                                                    Gross       Gross     Estimated
                                    Amortized    Unrealized   Unrealized    Fair
                                      Cost          Gains       Losses      Value
                                      ----          -----       ------      -----
                                                (Dollars in thousands)
June 30, 1999
-------------

       U.S. government and
        federal agencies             $ 8,496                    $(379)     $ 8,117
       States and municipalities         166         $17                       183
       Other                             351           4                       355
       Agency issued mortgage-
        backed                        13,865          16         (256)      13,625
                                     -------         ---        -----      -------
                                      22,878          37         (635)      22,280

       Equity securities                  97           1                        98
                                     -------         ---        -----      -------

                                     $22,975         $38        $(635)     $22,378
                                     =======         ===        =====      =======

December 31, 1998
-----------------

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
                                     =======         ===        =====      =======

Contractual maturities of debt securities available for sale at June 30, 1999 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized    Estimated
                                                         Cost      Fair Value
                                                         ----      ----------
                                                       (Dollars in thousands)
       Due in one year or less                         $     3       $     3
       Due after one year through five years             3,122         3,068
       Due after five years through ten years            2,543         2,419
       Due after ten years                               3,345         3,165
       Agency issued mortgage-
        backed securities                               13,865        13,625
                                                       -------       -------

                                                       $22,878       $22,280
                                                       =======       =======

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Available-for-sale securities totaling $3.0 million were called during 1999, resulting in a gain of $1,000.

The carrying value of securities pledged as collateral for public funds amounted to $12.9 million at June 30, 1999.

NOTE 3 - LOANS RECEIVABLE

Loans receivable were as follows:

                                                      June 30,       December 31,
                                                        1999             1998
                                                        ----             ----
                                                       (Dollars in thousands)
Real estate loans
       One-to-four family residences                  $ 72,770         $76,543
       Loans held for sale                                 584             797
       Nonresidential property                           9,780           8,350
       Multifamily and other                             1,863           2,010
                                                      --------         -------
                                                        84,997          87,700
                                                      --------         -------
Consumer and other loans
       Home equity loans (1)                            13,370           5,746
       Purchased second mortgage loans                   6,027
       Secured, unsecured consumer
        loans and lines of credit                        2,093           2,102
       Commercial business loans                           358             654
       Other                                             1,735           1,726
                                                      --------         -------
                                                        23,583          10,228
                                                      --------         -------

Total loan principal balances                          108,580          97,928
       Undisbursed loan funds                           (1,443)         (1,167)
       Premiums on purchased loans,
        unearned interest and net
        deferred loan (fees) costs                         744             361
       Allowance for loan losses                        (2,123)         (2,211)
                                                      --------         -------

                                                      $105,758         $94,911
                                                      ========         =======

--------------------

(1) Includes $7.0 million of first mortgage home equity loans from various parts of the country purchased from a bank in Indiana.

Activity in the allowance for loan losses is as follows:

                                                         Six months ended
                                                              June 30,
                                                      -----------------------
                                                       1999             1998
                                                       ----             ----
                                                       (Dollars in thousands)
     Beginning balance                                $2,211           $2,143
     Provision for loan losses                           (75)
     Recoveries                                           19               87
     Charge-offs                                         (32)             (26)
                                                      ------           ------
     Ending balance                                   $2,123           $2,204
                                                      ======           ======

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE (Continued)

Nonaccrual and renegotiated loans totaled $256,000 and $224,000 at June 30, 1999 and December 31, 1998, respectively. Potters is not committed to lend additional funds to debtors whose loans have been modified. Impaired loans were not material at any date or during any period presented.

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (FHLB) advances were as follows:

                                                         June 30,     December 31,
                                                           1999          1998
                                                           ----          ----
                                                          (Dollars in thousands)
Maturities February 1999 through September 2008,
 fixed rate, from 4.66% to 6.50%, averaging 5.44%                       $17,247

Maturities September 1999 through September 2008,
 fixed rate, from 4.66% to 6.50%, averaging 5.35%        $20,516
                                                         -------        -------

                                                         $20,516        $17,247
                                                         =======        =======

FHLB advances are payable at maturity, with prepayment penalties. At June 30, 1999, advances totaling $11.5 million were convertible fixed-rate advances which, at the FHLB's option, can be converted to the London Interbank Offering Rate on a quarterly basis after the first year. If the FHLB exercises its option, the advances may be repaid in whole or in part on any of the quarterly repricing dates without prepayment penalty. Advances are collateralized by all shares of FHLB stock and by 100% of the qualified real estate loan portfolio.

As of June 30, 1999, scheduled maturities of advances were as follows:

                                                            Maturities
                                                            ----------
                                                        (Dollars in thousand)
                 Due in one year or less                      $ 1,516
                 Due after one year through two years           3,500
                 Due after two years through three years        4,000
                 After five years                              11,500
                                                              -------

                                                              $20,516
                                                              =======


NOTE 5 - STOCK OPTIONS

A summary of activity relating to stock options during the periods listed was as follows:

                                           Six months ended              Six months ended
                                             June 30, 1999                June 30, 1998
                                         ---------------------        ---------------------
                                                      Weighted                     Weighted
                                                      Average                      Average
                                                      Exercise                     Exercise
                                         Shares        Price          Shares        Price
                                         ------        -----          ------        -----
Outstanding - January 1                  51,907        $ 5.46         57,077        $5.60
Granted                                  30,000         13.06
Exercised                                  (220)         4.55         (3,520)        6.74
                                         ------                       ------

Outstanding - June 30                    81,687          8.25         53,557         5.52
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

Financial instruments with off-balance sheet risk at June 30, 1999 were as follows:

                                                          Fixed     Variable
                                                           Rate       Rate
                                                           ----       ----
                                                        (Dollars in thousands)
Commitments to make loans
 (at market rates)                                         $430      $  294
Unused lines of credit and
 letters of credit                                                    6,483

Commitments to make loans are generally made for periods of 60 days or less. The fixed-rate loan commitments have interest rates ranging from 7.125% to 7.875%, with maturities ranging from 15 to 30 years.

NOTE 7 - CONCENTRATIONS OF CREDIT RISK

Current local loan origination activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. The Boardman loan production office focuses on originating loans in Mahoning and Trumball counties in northeastern Ohio, while the Mentor loan production office will focus its originations in Geauga and Lake counties in northern Ohio. At June 30, 1999, the loan portfolio included approximately $28.1 million of purchased residential real estate loans, $13.8 million located in northwestern Ohio, $4.0 million in southwestern Ohio and $10.3 million located in Hilton Head, South Carolina. The loan portfolio also included $7.0 million of first mortgage home equity loans and $6.0 million of second mortgage loans from various parts of the country, purchased from a bank in Indiana. Two nonconforming real estate loan programs, which charge a slightly higher interest rate on single family residential mortgage loans, are available to persons who are considered slightly higher credit risks. Such loans totaled $6.8 million at June 30, 1999. Of the $6.8 million, $1.1 million were purchased real estate loans from southwestern Ohio also reported above.

--------------------------------------------------------------------------------

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations

GENERAL

In the following pages, management presents an analysis of the financial condition of Potters Financial Corporation (PFC) and its wholly-owned subsidiary, Potters Bank, as of June 30, 1999 and December 31, 1998, and its results of operations for the three and six months ended June 30, 1999 and 1998. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Potters Bank's general market area. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements. See Exhibit 99, attached hereto, which is incorporated herein by reference.

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

RESULTS OF OPERATIONS

PFC recorded net income of $309,000 for the three months ended June 30, 1999, or $.31 per diluted share, compared to $266,000, or $.25 per diluted share, for the same three months in 1998. The annualized return on average assets rose to .89% for the second quarter of 1999, from .85% during the comparable period in 1998, while the annualized return on average shareholders' equity increased to 11.44% from 9.63%. The 16.2% increase in second quarter 1999 net income compared to the second quarter of 1998 was primarily due to a 20.6% increase in net interest income, offset by higher noninterest expenses. Excluding a nonrecurring net gain after tax of $42,000, or $.04 per diluted share, on the sale of a parking lot during the second quarter of 1998, net income increased $85,000, or $.10 per diluted share, during the second quarter of 1999, a 37.9% increase.

Net income for the six months ended June 30, 1999 was $653,000, a $165,000, or 33.8% increase, over net income of $488,000 for the first half of 1998. A 19.1% increase in net interest income was somewhat offset by a 9.6% increase in noninterest expense. Basic and diluted earnings per share were $.67 and $.65 for the six months ended June 30, 1999, compared to $.47 and $.45 for the comparable period in 1998. Annualized returns on average assets of .97% and .78% were realized for the six months ended June 30, 1999 and 1998, while annualized returns on average shareholders' equity were 11.99% and 8.68%.

Nonrecurring events in both years produced approximately $75,000 before tax, or $50,000 after tax, of additional income. During the first half of 1998, $75,000 in nonrecurring gains resulted from securities and other asset sales, while during 1999, a negative provision for loan losses of $75,000 was recorded to remove excess allowances resulting primarily from the payoff of a $540,000 loan on a Colorado property. Therefore, the improvement in net income during 1999 resulted primarily from the basic operations of the bank.

Interest income increased $275,000, or 12.2%, during the second quarter of 1999, primarily from a 24.6% increase in loan interest income. During the first half of 1999, interest income increased $410,000, or 9.2%, as loan interest income grew $683,000, offset by a 23.8% decline in securities income. Interest expense increased $65,000, or 5.3%, during the second quarter of 1999 over 1998 and increased $26,000, or 1.1%, for the first half of 1999 over 1998, with lower deposit costs offset by an increase in the use of Federal Home Loan Bank advances. Net interest income increased $210,000 during the second quarter of 1999 and $384,000 on a year-to-date basis compared to the same time periods in 1998.

The asset yield increased marginally during 1999, primarily from increased loan levels, including the purchase of higher-yielding second mortgage loans, offset by lower yields on loans and reductions in the securities portfolio resulting from calls and repayments. Deposit and FHLB advance balances increased, while the cost of funds declined to 4.10% during the first six months of 1999, compared to 4.43% for the same time period in 1998. As a result, the interest rate spread increased during 1999, to 3.52%, from 3.15% during the first half of 1998. The strategic plan calls for continued efforts to attract lower costing deposit products and increase the number of relationships with customers although there can be no assurances that such efforts will be successful.

Excluding a $64,000 gain on the sale of a parking lot during the second quarter of 1998, second quarter 1999 noninterest income increased $10,000, or 8.7%, over the second quarter of 1998, and increased $12,000, or 5.4%, during the first half of 1999 compared to the same period during 1998. Securities gains declined, from $11,000 during 1998 to $1,000 during 1999, while during 1999, gains on loan sales increased $5,000, or 16.9%, service charges on deposits increased $12,000, or 12.0%, and other noninterest income, such as ATM and check card fees, increased $8,000, or 9.7%, over the first half of 1998.

During the second quarter of 1999, Potters Bank introduced a new financial investment service at OneSource Financial Center. Located at its downtown East Liverpool Office, it provides tax-deferred annuities, tax-exempt investment trusts, mutual funds and life insurance products through Compulife Agency, Inc. and Compulife Investor Services, Inc. The addition of this service is part of a strategic initiative to provide customers with a wide array of financial services and enhance the development of total customer relationships.

Noninterest expense increased $87,000, or 10.9%, during the three months ended June 30, 1999 over 1998 and increased $150,000, or 9.6%, for the first half of 1999 compared to 1998. Salary and benefits increased primarily from grants of shares from the recognition and retention plan, staffing the Mentor loan production office and performance-based incentive compensation, offset by higher loan deferral costs. Occupancy and equipment expenses increased $26,000, or 27.1%, during the second quarter of 1999 compared to 1998, and increased $38,000, or 20.4%, during the first half of 1999 compared to 1998. Increases were caused primarily by rent from the Boardman and Mentor loan production offices, office building depreciation from corporate office renovation and improvements, increased utilities costs and depreciation of new technology and maintenance of equipment and systems. Other noninterest expenses increased $6,000 during the second quarter of 1999 over 1998, and increased $35,000 during the first half of 1999 over 1998. Higher expenses resulted primarily from higher data processing and communication costs related to the new telephone banking system and the loan production offices. Increases also occurred in check and ATM/check card processing volumes consistent with planned growth in these products and services. Included in 1999 noninterest expense was $12,500, excluding production and mailing costs for customer awareness materials, in costs associated with year 2000 (Y2K) readiness, described later in this discussion. Offsetting these increases were decreases in franchise tax, organization costs relating the formation of the holding company and continuing cost control.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses at June 30, 1999 was $2.1 million, representing a decrease of $81,000, from $2.2 million at December 31, 1998. The decrease was primarily due to the negative provision of $75,000 relating to the Colorado loan payoff and $19,000 in recoveries, offset by charge-offs of $32,000, primarily in consumer loans. During the first half of 1998, recoveries of $87,000 resulted primarily from payments from the bankruptcy Trustee relating to the Bennett Funding Group equipment lease credits, while charge-offs totaled $26,000.

Nonperforming loans of $256,000 at June 30, 1999 represented an increase of $32,000 from nonperforming loans of $224,000 at December 31, 1998, but a decrease of $151,000 from nonperforming loans of $407,000 at June 30, 1998. The allowance for loan losses represented 829.3% of nonperforming loans at June 30, 1999, compared to 987.1% at December 31, 1998 and 541.5% at June 30, 1998. No
loans were designated impaired at June 30, 1999, 1998 and December 31, 1998. Due to the current level of unallocated allowances, no provision for loan losses is planned for the remainder of 1999, although no assurances can be given that provisions will not be made during that time if circumstances change, such as increases in the loan portfolio, changes in the economy or increases in nonperforming loans.

FINANCIAL CONDITION

PFC's assets grew, to $139.0 million at June 30, 1999 from $134.5 million at December 31, 1998, an increase of $4.5 million, or 3.4%. Funds from calls and sales of securities and loan repayments, received late in 1998 and included in year-end cash and cash equivalents, were deployed into loans and securities during the first half of 1999. Therefore, cash and cash equivalents decreased significantly, by $6.3 million from year-end 1998. The interest rate environment and competition produced significant repayments of both loans and securities, especially earlier in the year. These cash inflows, plus deposit inflows and increased FHLB borrowing during 1999, funded internal loan originations and loan purchases to continue planned loan growth.

Securities available for sale decreased $1.3 million, to $22.4 million at June 30, 1999, compared to $23.7 million at December 31, 1998. Securities totaling $3.0 million were called during the first six months of 1999, resulting in a gain of $1,000, and repayments on mortgage-backed securities totaled $3.1 million. Securities totaling $5.5 million were purchased during 1999, to replace called securities and provide continuing liquidity for the bank. Securities designated as available for sale are carried at their fair values, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale, net of tax, increased from $41,000 at year-end 1998 to $394,000 at June 30, 1999, primarily due to increases in the market rate of interest in the latter part of the second quarter of 1999, compared to PFC's portfolio yields.

Net loans increased from $94.9 million at December 31, 1998, to $105.8 million at June 30, 1999, an increase of $10.8 million, or 11.4%. Loan purchases totaling $16.3 million were made during 1999, $7.4 million of which were first mortgage home equity loans and $6.0 million of which were second mortgage loans, both purchased from a bank in Indiana. Loans totaling $6.5 million were originated for sale during 1999, and $5.2 million were sold, generating gains of $31,000. Loans originated for sale are 15-year and 30-year fixed-rate real estate loans, and are sold in accordance with interest rate risk management policies. The Boardman loan production office continues to contribute to local loan originations. Another loan production office opened in Mentor, Ohio, a suburb of Cleveland, in May 1999. The Boardman and Mentor areas are growing, with new residential construction and business expansion. The strategic plan calls for utilization of loan production offices to become less reliant on loan purchases to grow the portfolio, although there can be no assurance the demand for loans will continue in surrounding local areas or the loan production offices will successfully penetrate the Boardman or Mentor markets.

Two nonconforming real estate loan programs, which charge slightly higher interest rates on single family residential real estate loans to persons who are considered slightly higher credit risks, totaled $6.8 million at June 30, 1999. Such loans involve greater underwriting and default risk than conforming real estate loans. The increased risk is somewhat mitigated by charging a higher interest rate than on conforming loans and adherence to regulatory limitations on the total of such loans and regulatory reporting requirements to the Board of Directors. Such loans are also specifically identified and addressed in management's ongoing review of the allowance for loan losses and a larger percentage of the allowance is allocated to the nonconforming products than to conforming real estate loans.

Total deposits increased $2.1 million during 1999, to $106.7 million at June 30, 1999. Inflows occurred primarily in certificates of deposit and the Treasury Index savings account tied to the 90-day Treasury bill. The Asset and Liability Management Committee continues to focus on strategies for reduced interest rate risk and responsible deposit management. Such strategies include setting competitive rates on selected certificates of deposit with maturity dates exceeding one year and utilizing tiered interest rates based on amount of deposit.

FHLB advances totaled $20.5 million at June 30, 1999, compared to $17.2 million at December 31, 1998. Advances have been used to partially finance loan growth during 1999 and to meet liquidity needs.

Shareholders' equity decreased $509,000 during the first six months of 1999 due primarily to the repurchase of 41,377 common shares for a total of $693,000, an increase in the unrealized loss on securities available for sale of $353,000 and the payment of $141,000, or $.15 per share, in dividends, offset by $653,000 in net income. A 10% stock dividend was also paid from treasury shares during the first quarter of 1999, which reduced retained earnings by $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Normal, recurring sources of funds are primarily customer deposits, securities available for sale, maturities, loan repayments and other funds provided by operations. Potters Bank has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

The most significant components of cash flows from operating activities during the first half of 1999 included sales of loans held for sale totaling $5.2 million and originations of $6.5 million. Significant investing activities during the same time period were loan purchases of $16.3 million, purchases of available-for-sale securities of $5.5 million, offset by repayments, calls and maturities of $6.2 million in securities available for sale and a net decrease in loans of $6.8 million. Operating activities during the first half of 1998 included originations of loans held for sale of $2.5 million and $1.8 million of sales of such loans. Investing activities during the first half of 1998 included loan purchases of $14.1 million, offset by repayments, calls and maturities of securities held to maturity of $5.0 million and a net decrease of $5.4 million in portfolio loans.

Financing activities during the six months ended June 30, 1999 included proceeds from FHLB advances of $5.3 million, somewhat offset by repayments of FHLB advances of $2.0 million and deposit inflows of $2.1 million. In addition, PFC purchased 41,377 treasury shares for a total of $693,000 during 1999. Deposit inflows of $1.4 million occurred during the first half of 1998, while FHLB advance activity included proceeds of $8.2 million.

Potters Bank's average regulatory liquidity ratio for June 1999 was 13.27%. At June 30, 1999, Potters Bank had commitments to originate loans of $724,000 and unused lines of credit totaling $6.5 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters Bank's capital levels as of June 30, 1999 (dollars in thousands):

                                Tangible              Core                 Risk-based
                                Capital              Capital                 Capital
                            ---------------      ----------------       ----------------
                             Amount     %         Amount      %          Amount      %
                             ------     -         ------      -          ------      -
Regulatory capital -
  computed                  $10,708    7.70%     $10,708     7.70%      $11,700    14.96%
Minimum capital
  requirement                 2,086    1.50        5,562     4.00*        6,257     8.00
                            -------    ----      -------     ----       -------    -----
Regulatory capital -
  excess                    $ 8,622    6.20%     $ 5,146     3.70%      $ 5,443     6.96%
                            =======    ====      =======     ====       =======    =====

--------------------
*Savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

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

The Committee developed a contingency plan for all systems which identifies alternatives if existing vendors show a lack of commitment or ability to make their systems Y2K compliant. The contingency plan provides for contracting with alternative identified vendors if existing vendors do not meet their established deadlines for completion of tasks with respect to making their operations Y2K compliant. At the present time, all communications with both critical and noncritical vendors report appropriate progress, and there is no reason for management to believe that systems or software will fail to be Y2K compliant. The Committee has completed its business resumption contingency plan that includes courses of action that will be taken should a system or vendor fail in the year 2000 despite its apparent readiness in 1999. All core business functions were identified and alternative methods of accomplishing such tasks developed. The business resumption contingency plan primarily calls for the manual processing of transactions. The Committee is currently training appropriate employees in these manual processes. A liquidity plan was developed and revised and will continue to be updated throughout 1999 to properly address cash needs at the end of 1999 and the beginning of 2000. The business resumption contingency plan and the liquidity plan were approved by the Board of Directors, who receive monthly progress updates on the Y2K project.

An assessment of the risk posed by all commercial borrowers with loans in excess of $100,000 was performed and communication has been established through letters and questionnaires and, in some cases, personal contact. Contingency plans for borrowers not adequately addressing Y2K compliance may include declaring the loan immediately due.

A customer awareness program has been developed and implemented in order to keep customers informed of progress in addressing Y2K issues. A customer newsletter was mailed to all account holders in October 1998 and again in late February 1999, and an FDIC pamphlet and brochures detailing Potters Bank's progress are available in the branch locations and on Potters Bank's website. Periodic statement stuffers, additional newsletters and lobby brochures, website updates and shareholder communications will be used throughout 1999 in addition to a Y2K customer information line on which customers can leave a message for follow-up by Committee members. The Committee developed a survey of cash needs which will be sent as a statement stuffer and will be maintained in the branches to assess customer opinions on the need for additional cash towards the end of 1999 and to aid in planning cash levels.

Excluding a considerable amount of employee time, expenses incurred since the beginning of the Y2K project totaled approximately $32,000 as of June 30, 1999. However, no assurance can be given at this time that significant expense will not be incurred in future periods. In the event that replacement computer systems, programs and equipment are required, or substantial expense must be incurred to make current systems, programs and equipment Y2K compliant, or outside vendors pass on expenses of becoming Y2K compliant, net income and financial condition could be adversely affected. Moreover, to the extent employees must spend time ensuring that vendors are adequately preparing for Y2K, those employees will not be focusing all of their time and energies toward achieving other goals set by management.


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.
              None.

Item 2.     Changes in Securities and Use of Proceeds.
              None.

Item 3.     Defaults Upon Senior Securities.
              None.

Item 4.     Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of Potters Financial Corporation was held on April 22, 1999. The matters presented to the Security Holders and the votes cast were as follows:

         1)  Election of Directors of Potters Financial Corporation

              William L. Miller                    749,659      FOR
                                                     2,300    WITHHELD

              Edward L. Baumgardner                749,659      FOR
                                                     2,300    WITHHELD

              Wm. Gaylord Billingsley              749,659      FOR
                                                     2,300    WITHHELD

              Suzanne B. Fitzgerald                749,659      FOR
                                                     2,300    WITHHELD

         2)  Ratification of Crowe, Chizek and Company LLP as Auditors
                   747,509 FOR
                     2,350 AGAINST
                     2,100 ABSTAIN

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

     Exhibit 3.2  Code of Regulations of Potters            Incorporated by reference to the 8-A.
         Financial Corporation

     Exhibit 11  Statement re: computation of               Included herewith.
         per share earnings

     Exhibit 27  Financial Data Schedule for the            Included herewith.
         quarter ended June 30, 1999

     Exhibit 99  Safe Harbor Under the Private              Included herewith.
         Securities Litigation Reform Act of 1995

              B.  Reports on Form 8-K - none.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                POTTERS FINANCIAL CORPORATION

Date:  August 2, 1999           By: /s/ Edward L. Baumgardner
                                       ---------------------------------------
                                         Edward L. Baumgardner
                                         Duly Authorized Representative,
                                         President and Chief Executive Officer

                                By: /s/ Anne S. Myers
                                       ---------------------------------------
                                         Anne S. Myers
                                         Principal Financial Officer and
                                         Principal Accounting Officer