Form 10QSB
period 1999-09-30
POTTERS FINANCIAL CORP
filed 1999-11-08
CIK 1010476

                                                              Page 1 of 20 pages

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                                            ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         Commission file number: 0-27980
                                                 -------

                          Potters Financial Corporation
                      (Exact name of small business issuer
                          as specified in its charter)

             Ohio                                                34-1817924
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

   519 Broadway, East Liverpool, Ohio                               43920
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code                (330) 385-0770
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

Common Shares, no par value                  Outstanding at October 29, 1999
                                              981,843 Common Shares

Transitional Small Business Disclosure Format (check one):

        Yes                             No   X
            -----                          -----

                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1999

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

                           POTTERS FINANCIAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                              (Dollars in thousands)

----------------------------------------------------------------------------------

                                                      September 30,   December 31,
                                                          1999            1998
                                                          ----            ----
ASSETS

     Cash and due from financial institutions           $  4,804       $  5,612
     Interest-bearing deposits                               400            792
     Federal funds sold                                        3          5,463
                                                        --------       --------
         Cash and cash equivalents                         5,207         11,867

     Securities available for sale                        23,592         23,714
     Federal Home Loan Bank stock                          1,164            991
     Loans, net                                          108,083         94,911
     Premises and equipment, net                           2,002          1,646
     Other assets                                          2,086          1,345
                                                        --------       --------

         Total assets                                   $142,134       $134,474
                                                        ========       ========

LIABILITIES

     Deposits                                           $108,863       $104,644
     Federal Home Loan Bank advances                      21,150         17,247
     Accrued expenses and other liabilities                1,229          1,426
                                                        --------       --------

         Total liabilities                               131,242        123,317

SHAREHOLDERS' EQUITY

     Common shares, no par value
       Authorized: 2,000,000 shares;
        Issued:  1,116,528 shares in 1999 and 1998
     Paid-in capital                                       5,422          5,218
     Retained earnings                                     7,698          8,233
     Accumulated other comprehensive income                 (448)           (41)
     Unearned compensation on
       recognition and retention plan shares                 (59)           (74)
     Treasury stock, at cost: 134,685 shares
       in 1999 and 90,092 in 1998                         (1,721)        (2,179)
                                                        --------       --------

         Total shareholders' equity                       10,892         11,157
                                                        --------       --------

         Total liabilities and shareholders' equity     $142,134       $134,474
                                                        ========       ========

----------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                         POTTERS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

-----------------------------------------------------------------------------

                                    Three months ended      Nine months ended
                                       September 30,          September 30,
                                    ------------------      -----------------
                                     1999         1998       1999       1998
                                     ----         ----       ----       ----
INTEREST INCOME
Loans, including fees               $2,292       $1,907     $6,366     $5,298
Securities                             348          418      1,069      1,364
Federal funds sold and other            34           34        127        175
                                    ------       ------     ------     ------
                                     2,674        2,359      7,562      6,837

INTEREST EXPENSE
Deposits                             1,093        1,089      3,101      3,227
Federal Home Loan Bank advances        278          195        766        527
                                    ------       ------     ------     ------
                                     1,371        1,284      3,867      3,754
                                    ------       ------     ------     ------

NET INTEREST INCOME                  1,303        1,075      3,695      3,083

Provision for loan losses                                      (75)
                                    ------       ------     ------     ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES          1,303        1,075      3,770      3,083

NONINTEREST INCOME
Loan and security gains                  6           26         38         64
Gain on sale of other assets                                               64
Other noninterest income               126          112        328        296
                                    ------       ------     ------     ------
                                       132          138        366        424
                                    ------       ------     ------     ------
NONINTEREST EXPENSE
Compensation and benefits              428          343      1,248      1,086
Occupancy and equipment                106          100        330        286
Other noninterest expense              348          319      1,009        945
                                    ------       ------     ------     ------
                                       882          762      2,587      2,317
                                    ------       ------     ------     ------

INCOME BEFORE INCOME TAX               553          451      1,549      1,190

Income tax expense                     195          154        538        405
                                    ------       ------     ------     ------

NET INCOME                          $  358       $  297     $1,011     $  785
                                    ======       ======     ======     ======

Earnings per common share
         Basic                      $ 0.37       $ 0.29     $ 1.04     $ 0.76
                                    ======       ======     ======     ======

         Diluted                    $ 0.36       $ 0.28     $ 1.01     $ 0.73
                                    ======       ======     ======     ======

-----------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                             POTTERS FINANCIAL CORPORATION
                                      (Unaudited)
                                 (Dollars in thousands)

---------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                Three months ended    Nine months ended
                                                   September 30,        September 30,
                                                ------------------    -----------------
                                                  1999      1998       1999       1998
                                                  ----      ----       ----       ----
NET INCOME                                        $358      $297      $1,011      $785

Other comprehensive income (net of tax):

Change in unrealized loss on securities
 available for sale arising during the period      (54)      165        (406)      175
Transition adjustment from adoption
  of SFAS No. 133                                             18                    18
Reclassification adjustment for accumulated
 (gains)/losses included in net income                        (1)         (1)       (1)
                                                  ----      ----      ------      ----

Total other comprehensive income                   (54)      182        (407)      192
                                                  ----      ----      ------      ----

COMPREHENSIVE INCOME                              $304      $479      $  604      $977
                                                  ====      ====      ======      ====

---------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                   1999          1998
                                                                   ----          ----
BALANCE - JANUARY 1                                              $11,157       $11,006

Net income for the nine months ended September 30                  1,011           785

Issuance of common shares for the exercise
 of stock options (880 in 1999 and 3,520 in 1998)                      4            32

Recognition and retention plan shares earned                          15

Tax benefit arising from recognition and
 retention plan shares                                                34

Purchase of treasury shares (45,477 in 1999
 and 39,282 in 1998)                                                (693)         (690)

Cash dividends declared ($.24 per share in 1999
 and $.15 per share in 1998)                                        (229)         (164)

Change in unrealized loss on
 securities available for sale                                      (407)          192
                                                                 -------       -------

BALANCE - SEPTEMBER 30                                           $10,892       $11,161
                                                                 =======       =======

---------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                            Nine months ended
                                                              September 30,
                                                            -----------------
                                                           1999          1998
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                          $  1,011      $    785

     Adjustments to reconcile net income to net
       cash from operating activities
         Depreciation and amortization                        214           175
         Provision for loan losses                            (75)
         Net amortization of securities                        74            33
         Net realized gain on:
            Sales of securities                                (1)          (13)
            Sales of loans                                    (37)          (51)
            Sales of other assets                                           (64)
         Stock dividend on FHLB stock                         (57)          (50)
         Loans originated for sale                         (5,308)       (3,459)
         Proceeds from sales of loans held for sale         6,085         3,688
         Compensation expense related to
          recognition and retention plan                       34
         Net change in other assets and liabilities          (574)         (342)
                                                         --------      --------

               Net cash from operating activities           1,366           702
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES

     Activity in available-for-sale securities:
         Maturities, repayments and calls                   7,450         3,077
         Purchases                                         (8,018)       (5,160)
     Activity in held-to-maturity securities:
         Maturities, repayments and calls                                 5,031
     Purchase of FHLB stock                                  (116)          (65)
     Loan originations and payments, net                    2,552         5,720
     Loan purchases                                       (16,440)      (16,245)
     Proceeds from sale of other assets                                     100
     Additions to property and equipment                     (519)          (76)
                                                         --------      --------

         Net cash from investing activities               (15,091)       (7,618)
                                                         --------      --------

--------------------------------------------------------------------------------

                                   (Continued)
                                                                              6.

                          POTTERS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                           Nine months ended
                                                              September 30,
                                                           -----------------
                                                           1999          1998
                                                           ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES

     Net change in deposits                                4,219         1,878
     Proceeds from FHLB advances                          11,700        17,300
     Repayments of FHLB advances                          (7,797)       (9,281)
     Other financing activities                             (139)         (215)
     Repurchase of common stock                             (693)         (690)
     Proceeds from exercise of stock options                   4            32
     Cash dividends paid                                    (229)         (164)
                                                         -------       -------

         Net cash from financing activities                7,065         8,860
                                                         -------       -------

Net change in cash and cash equivalents                   (6,660)        1,944

Cash and cash equivalents at beginning of period          11,867         3,816
                                                         -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 5,207       $ 5,760
                                                         =======       =======


Supplemental disclosures of cash flow information
    Cash paid during the year for:
         Interest                                        $ 3,823       $ 3,755
         Income taxes                                        552           370

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

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Potters Financial Corporation
(PFC) and its wholly-owned subsidiary, Potters Bank, both headquartered in East Liverpool, Ohio. Significant intercompany transactions and balances have been eliminated in consolidation. These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at September 30, 1999, and its statements of income, comprehensive income and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of PFC and notes thereto included in the 1998 Annual Report.

A new accounting standard changes the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. All operations are considered by management to be aggregated in one reportable operating segment of banking.

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

The Board of Directors declared a 10% stock dividend paid from treasury shares in March 1999, reducing retained earnings by $1.3 million.

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

                                                Three months ended         Nine months ended
                                                ------------------         -----------------
                                                   September 30,             September 30,
                                                   -------------             -------------
                                                 1999         1998         1999         1998
                                                 ----         ----         ----         ----
     Weighted average common shares
      outstanding for basic EPS                967,367     1,023,110     968,374     1,037,296
     Add:  Dilutive effects of assumed
      exercises of stock options                26,024        31,139      28,942        34,355
                                               -------     ---------     -------     ---------
     Average shares and dilutive potential
      common shares                            993,391     1,054,249     997,316     1,071,651
                                               =======     =========     =======     =========

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

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows:

                                                      Gross       Gross     Estimated
                                       Amortized    Unrealized  Unrealized    Fair
                                         Cost         Gains       Losses      Value
                                         ----         -----       ------      -----
                                                    (Dollars in thousands)
September 30,1999
-----------------
       U.S. government and
        federal agencies                $10,996        $10        $(445)     $10,561
       Other                                512         18                       530
       Agency issued mortgage-
        backed securities                12,665         17         (273)      12,409
                                        -------        ---        -----      -------
                                         24,173         45         (718)      23,500

       Equity securities                     97                      (5)          92
                                        -------        ---        -----      -------

                                        $24,270        $45        $(723)     $23,592
                                        =======        ===        =====      =======
December 31,1998
----------------
       U.S. government and
        federal agencies                $ 5,999        $ 6        $  (8)     $ 5,997
       Other                                629         26           (1)         654
       Agency issued mortgage-
        backed securities                17,072         51         (134)      16,989
                                        -------        ---        -----      -------
                                         23,700         83         (143)      23,640

       Equity securities                     75                      (1)          74
                                        -------        ---        -----      -------

                                        $23,775        $83        $(144)     $23,714
                                        =======        ===        =====      =======

Contractual maturities of debt securities available for sale at September 30, 1999 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Amortized    Estimated
                                                                 Cost      Fair Value
                                                                 ----      ----------
                                                              (Dollars in thousands)
       Due in one year or less                                 $   503      $   502
       Due after one year through five years                     3,122        3,057
       Due after five years through ten years                    2,542        2,397
       Due after ten years                                       5,341        5,135
       Agency issued mortgage-
        backed securities                                       12,665       12,409
                                                               -------      -------

                                                               $24,173      $23,500
                                                               =======      =======

Available-for-sale securities totaling $3.0 million were called during 1999, resulting in a gain of $1,000.

The carrying value of securities pledged as collateral for public funds totaled $11.9 million at September 30, 1999.

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE

Loans receivable were as follows:

                                                    September 30,   December 31,
                                                        1999           1998
                                                        ----           ----
                                                       (Dollars in thousands)
Real estate loans
       One-to-four family residences                  $ 72,250        $76,543
       Loans held for sale                                  57            797
       Nonresidential property                          12,950          8,350
       Multifamily and other                             1,835          2,010
                                                      --------        -------
                                                        87,092         87,700
                                                      --------        -------
Consumer and other loans
       Home equity loans (1)                            13,331          5,746
       Purchased second mortgage loans                   5,840
       Secured, unsecured consumer
        loans and lines of credit                        2,283          2,102
       Commercial business loans                           466            654
       Other                                             1,787          1,726
                                                      --------        -------
                                                        23,707         10,228
                                                      --------        -------

Total loan principal balances                          110,799         97,928
       Undisbursed loan funds                           (1,326)        (1,167)
       Premiums on purchased loans,
        unearned interest and net
        deferred loan (fees) costs                         694            361
       Allowance for loan losses                        (2,084)        (2,211)
                                                      --------        -------

                                                      $108,083        $94,911
                                                      ========        =======

-------------------

(1) September 30, 1999 total includes $6.9 million of first mortgage home equity loans from various parts of the country purchased from a bank in Indiana.

Activity in the allowance for loan losses was as follows:

                                                        Nine months ended
                                                          September 30,
                                                        -----------------
                                                       1999          1998
                                                       ----          ----
                                                     (Dollars in thousands)
     Beginning balance                                $2,211        $2,143
     Provision for loan losses                           (75)
     Recoveries                                           22           111
     Charge-offs                                         (74)          (37)
                                                      ------        ------
     Ending balance                                   $2,084        $2,217
                                                      ======        ======

Nonaccrual and renegotiated loans totaled $94,000 and $224,000 at September 30, 1999 and December 31, 1998, respectively. Potters Bank is not committed to lend additional funds to debtors whose loans have been modified. Impaired loans were not material at any date or during any period presented.

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (FHLB) advances were as follows:

                                                        September 30,  December 31,
                                                            1999          1998
                                                            ----          ----
                                                          (Dollars in thousands)
Maturities February 1999 through September 2008,
 fixed rate, from 4.66% to 6.50%, averaging 5.44%                        $17,247

Maturities December 1999 through September 2009,
 fixed rate, from 5.10% to 6.50%, averaging 5.52%         $21,150
                                                          -------        -------

                                                          $21,150        $17,247
                                                          =======        =======

FHLB advances are payable at maturity, with prepayment penalties. At September 30, 1999, advances totaling $11.5 million were convertible fixed-rate advances which, at the FHLB's option, can be converted to the London Interbank Offering Rate on a quarterly basis after the first year. If the FHLB exercises its option, the advances may be repaid in whole or in part on any of the quarterly repricing dates without prepayment penalty. Advances are collateralized by all shares of FHLB stock and by 100% of the qualified real estate loan portfolio.

As of September 30, 1999, scheduled maturities of advances were as follows:

                                                          (Dollars in thousand)
           Due in one year or less                               $ 2,150
           Due after one year through two years                    3,500
           Due after two years through three years                 4,000
           After five years                                       11,500
                                                                 -------

                                                                 $21,150
                                                                 =======

NOTE 5 - STOCK OPTIONS

A summary of activity relating to stock options during the periods listed was as follows:

                                  Nine months ended         Nine months ended
                                  September 30, 1999        September 30, 1998
                                  ------------------        ------------------
                                              Weighted                   Weighted
                                              Average                    Average
                                              Exercise                   Exercise
                                Shares         Price       Shares         Price
                                ------         -----       ------         -----
Outstanding - January 1         51,907         $ 5.46      57,077         $5.60
Granted                         30,000          13.06
Exercised                         (880)          4.55      (4,620)         6.95
                                ------                     ------

Outstanding - June 30           81,027           8.28      52,457          5.48
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

Financial instruments with off-balance sheet risk at September 30, 1999 were as follows:

                                                           Fixed    Variable
                                                           Rate       Rate
                                                           ----       ----
                                                        (Dollars in thousands)
Commitments to make loans
 (at market rates)                                         $394      $  356
Unused lines of credit and
 letters of credit                                                    6,066

Commitments to make loans are generally made for periods of 60 days or less. The fixed-rate loan commitment has an interest rate of 7.50%, with a maturity date of 15 years.

NOTE 7 - CONCENTRATIONS OF CREDIT RISK

Current local loan origination activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. The Boardman loan production office focuses on originating loans in Mahoning and Trumbull counties in northeastern Ohio, while the Mentor loan production office focuses its originations in Geauga and Lake counties in northern Ohio. At September 30, 1999, the loan portfolio included approximately $26.8 million of purchased residential real estate loans, $13.8 million located in northwestern Ohio, $3.9 million in southwestern Ohio and $8.4 million located in Hilton Head, South Carolina. The loan portfolio also included $6.9 million of first mortgage home equity loans and $5.8 million of second mortgage loans from various parts of the country, purchased from a bank in Indiana. Two nonconforming real estate loan programs, which charge a slightly higher interest rate on single family residential mortgage loans, are available to persons who are considered slightly higher credit risks. Such loans totaled $6.9 million at September 30, 1999. Of the $6.9 million, $684,000 were purchased real estate loans from southwestern Ohio also reported above.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

In the following pages, management presents an analysis of the financial condition of Potters Financial Corporation (PFC) and its wholly-owned subsidiary, Potters Bank, as of September 30, 1999 and December 31, 1998, and its results of operations for the three and nine months ended September 30, 1999 and 1998. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Potters Bank's general market area. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements. See
Exhibit 99, attached hereto, which is incorporated herein by reference.

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

RESULTS OF OPERATIONS

Net income of $358,000, or $.36 per diluted share, was recorded for the three months ended September 30, 1999, compared to $297,000, or $.28 per diluted share, for the same three months in 1998. The annualized return on average shareholders' equity rose to 13.20% for the third quarter of 1999, from 10.77% during the comparable period in 1998, while the annualized return on average assets increased to 1.03% from .93%. The 28.6% increase in third quarter 1999 earnings per diluted share compared to the third quarter of 1998 was primarily the result of a 21.2% increase in net interest income, offset by higher noninterest expenses.

Net income for the nine months ended September 30, 1999 was $1.0 million, or $1.01 per diluted share, compared to net income of $785,000, or $.73 per diluted share, for the first nine months of 1998. The 38.4% increase in earnings per diluted share was attributable to a 19.9% increase in net interest income and a 10.8% increase in other noninterest income, somewhat offset by lower gains on sales of assets and an 11.7% increase in noninterest expense. Annualized returns on average shareholders' equity of 12.13% and 9.21% were realized for the nine months ended September 30, 1999 and 1998, while annualized returns on average assets were .99% and .83%.

Nonrecurring events in each year produced approximately $50,000 of additional income after tax. During the first nine months of 1998, $77,000 in nonrecurring gains resulted from sales of securities and other assets, while during 1999, a negative provision for loan losses of $75,000 was recorded to remove excess allowances resulting primarily from the payoff of a $540,000 loan on a Colorado property. Therefore, the improvement in net income during 1999 resulted primarily from the basic operations of the bank.

Interest income increased $315,000, or 13.4%, during the third quarter of 1999, primarily from a 20.2% increase in loan interest income. During the first nine months of 1999, interest income increased $725,000, or 10.6%, as loan interest income grew $1.1 million, offset by a $343,000 decline in securities and other interest income. Loan purchases of higher-yielding home equity and second mortgage loans, combined with higher commercial real estate loan originations have contributed significantly to increased interest income during 1999. Interest expense increased $87,000, or 6.8%, during the third quarter of 1999 over 1998 and increased $113,000, or 3.0%, for the first nine months of 1999 over 1998. Deposit interest was marginally higher during the third quarter of 1999 than in 1998 but actually declined $126,000 during the first nine months of 1999 despite an increase of $6.9 million in deposits from September 1998 to September 1999. Interest on Federal Home Loan Bank (FHLB) advances increased $83,000 during the third quarter of 1999 and $239,000 during the first nine months of 1999 compared to 1998 because advances were used to purchase consumer loans. Net interest income increased $228,000, or 21.2%, during the third quarter of 1999 and $612,000, or 19.9%, on a year-to-date basis compared to the same time periods in 1998.

The asset yield increased from 7.64% during the first nine months of 1998 to 7.75% during 1999, primarily from increased loan levels, including the purchase of higher-yielding second mortgage loans, and a marginal increase in the yield on loans, offset by reductions in the securities portfolio resulting from calls and repayments and lower yields on securities. Deposit and FHLB advance balances increased, while the cost of funds declined to 4.16% during 1999, compared to 4.42% for the first nine months of 1998. Although rates paid on certificates of deposit increased in 1999 compared to 1998, rates paid on most basic deposits declined, causing a 30 basis point decline in the cost of deposits. As a result, the interest rate spread increased during 1999, to 3.59%, from 3.22% during the first nine months of 1998. The strategic plan calls for continued efforts to attract lower costing deposit products and increase the number of relationships with customers, although there can be no assurances that such efforts will be successful.

Other noninterest income, primarily fees from loans, deposits and other customer services, increased $14,000, or 12.5%, over the third quarter of 1998, and increased $32,000, or 10.8%, during 1999 compared to the first nine months of 1998. Loan and securities gains declined during 1999, by $20,000 during the third quarter of 1999 and by $26,000 during the first nine months of 1999 compared to the same periods in 1998. Also included in 1998 noninterest income was a gain of $64,000 on the sale of a local parking lot.

During 1999, Potters Bank introduced a new financial investment service at OneSource Financial Center. Located at Potters Bank's downtown East Liverpool Office, the OneSource Financial Center provides tax-deferred annuities, tax-exempt investment trusts, mutual funds and life insurance products through Compulife Agency, Inc. and Compulife Investor Services, Inc. The addition of this service is part of a strategic initiative to provide customers with a wide array of financial services and enhance the development of total customer relationships. Income from the program consists of a nominal monthly fee to Potters Bank until all expenses are recouped by Compulife, then a share in the income generated from customer accounts.

Noninterest expense increased $120,000, or 15.7%, during the three months ended September 30, 1999 over 1998 and increased $270,000, or 11.7%, for the first nine months of 1999 compared to 1998. Salary and benefits increased $85,000 during the third quarter of 1999 and $162,000 during 1999 compared to 1998, primarily from grants of shares from the recognition and retention plan, staffing the Mentor loan production office and performance-based incentive compensation, offset by higher deferral of loan origination costs. Occupancy and equipment expenses increased $6,000 during the third quarter of 1999 compared to 1998, and increased $44,000, or 15.4%, during the first nine months of 1999 compared to 1998. Increases were caused primarily by rent from the Boardman and Mentor loan production offices, office building depreciation from corporate office renovation and improvements, increased utilities costs, depreciation of new technology and maintenance of equipment and systems. Other noninterest expenses increased $29,000 during the third quarter of 1999 over 1998, and increased $64,000 during the first nine months of 1999 over 1998. Data processing and communication costs increased from the telephone banking system and the loan production offices. Increases also occurred in costs associated with checking accounts and ATM/check card services consistent with planned growth in these products and services. Included in 1999 noninterest expense was $18,500 in costs associated with year 2000 (Y2K) readiness, described later in this discussion. Offsetting these increases was a decrease in franchise tax and continuing cost control.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses at September 30, 1999 was $2.1 million, representing a decrease of $127,000, from $2.2 million at December 31, 1998. The decrease was primarily due to the negative provision of $75,000 relating to a Colorado loan payoff and $22,000 in recoveries, offset by charge-offs of $74,000, primarily in consumer loans. During the first nine months of 1998, recoveries of $111,000 resulted primarily from payments from the bankruptcy Trustee relating to the Bennett Funding Group equipment lease credits, while charge-offs totaled $37,000.

Nonperforming loans of $94,000 at September 30, 1999 represented a decrease of $130,000 from nonperforming loans of $224,000 at December 31, 1998, and a decrease of $128,000 from nonperforming loans of $222,000 at September 30, 1998. The allowance for loan losses represented 2,217.0% of nonperforming loans at September 30, 1999, compared to 987.1% at December 31, 1998 and 998.6% at September 30, 1998. No loans were designated impaired at September 30, 1999, 1998 and December 31, 1998. Due to the current level of unallocated allowances, no provision for loan losses is planned for the remainder of 1999, although no assurances can be given that provisions will not be made during that time if circumstances change, such as increases in the loan portfolio, changes in the economy or increases in nonperforming loans.

FINANCIAL CONDITION

PFC's assets grew to $142.1 million at September 30, 1999, from $134.5 million at December 31, 1998, an increase of $7.7 million, or 5.7%. Funds from calls and sales of securities and loan repayments, received late in 1998 and included in year-end cash and cash equivalents, were deployed into loans and securities during 1999. Therefore, cash and cash equivalents decreased significantly, by $6.7 million from year-end 1998. These cash inflows, plus deposit inflows and increased FHLB borrowing during 1999, funded internal loan originations and loan purchases to continue planned loan growth.

Securities available for sale decreased $122,000, to $23.6 million at September 30, 1999, compared to $23.7 million at December 31, 1998. Securities totaling $3.0 million were called during 1999, resulting in a gain of $1,000, and repayments on mortgage-backed and other securities totaled $4.5 million. Securities totaling $8.0 million were purchased during 1999, to replace called securities and provide continuing liquidity for the bank. Securities designated as available for sale are carried at their fair values, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale, net of tax, increased from $41,000 at year-end 1998 to $448,000 at September 30, 1999, primarily due to increases in the market rate of interest during 1999, compared to PFC's portfolio yields.

Net loans increased from $94.9 million at December 31, 1998, to $108.1 million at September 30, 1999, an increase of $13.2 million, or 13.9%. Loan purchases totaled $16.4 million during 1999, $7.4 million of which were first mortgage home equity loans and $6.0 million of which were second mortgage loans, both purchased from a bank in Indiana. Loans totaling $5.1 million were originated for sale during 1999, and $5.8 million were sold, generating gains of $37,000. Loans originated for sale are 15-year and 30-year fixed-rate real estate loans, and are sold in accordance with interest rate risk management policies. The Boardman loan production office continues to contribute to local loan originations. Another loan production office opened in Mentor, Ohio, a suburb of Cleveland, in May 1999. The Boardman and Mentor areas are growing, with new residential construction and business expansion. The strategic plan calls for utilization of loan production offices to become less reliant on loan purchases to grow the portfolio, although there can be no assurance the demand for loans will continue in surrounding local areas or the loan production offices will successfully penetrate the Boardman or Mentor markets.

Two nonconforming real estate loan programs, which charge slightly higher interest rates on single family residential real estate loans to persons who are considered slightly higher credit risks, totaled $6.9 million at September 30, 1999, $684,000 of which were purchased loans. Such loans involve greater underwriting and default risk than conforming real estate loans. The increased risk is somewhat mitigated by charging a higher interest rate than on conforming loans and adherence to regulatory limitations on the total of such loans and regulatory reporting requirements to the Board of Directors. Such loans are also specifically identified and addressed in management's ongoing review of the allowance for loan losses, and a larger percentage of the allowance is allocated to the nonconforming products than to conforming real estate loans.

Total deposits increased $4.2 million during 1999, to $108.9 million at September 30, 1999. Inflows occurred primarily in certificates of deposit, the Treasury Index savings account tied to the 90-day Treasury bill and checking accounts. The Asset and Liability Management Committee continues to focus on strategies for reduced interest rate risk and responsible deposit management. Such strategies include setting competitive rates on selected certificates of deposit with maturity dates exceeding one year and utilizing tiered interest rates based on amount of deposit.

FHLB advances totaled $21.2 million at September 30, 1999, compared to $17.2 million at December 31, 1998. Advances have been used to partially finance loan growth during 1999 and to meet liquidity needs.

Shareholders' equity decreased $265,000 during 1999 due primarily to the repurchase of 45,477 common shares for a total of $693,000, an increase in the unrealized loss on securities available for sale of $407,000 and the payment of $229,000, or $.24 per share, in dividends, offset by $1.0 million in net income. A 10% stock dividend was also paid from treasury shares during the first quarter of 1999, which reduced retained earnings by $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Normal, recurring sources of funds are primarily customer deposits, securities available for sale, maturities, loan repayments and other funds provided by operations. Potters Bank has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

The most significant components of cash flows from operating activities during the first nine months of 1999 included sales of loans held for sale totaling $5.8 million and originations of $5.1 million. Significant investing activities during the same time period were loan purchases of $16.4 million, purchases of available-for-sale securities of $8.0 million, offset by repayments, calls and maturities of $7.5 million in securities available for sale and a net decrease in loans of $2.6 million. Operating activities during the first nine months of 1998 included originations of loans held for sale of $3.5 million and $3.7 million of sales of such loans. Investing activities during that time frame included loan purchases of $16.2 million and available-for-sale securities purchases of $5.2 million, offset by repayments, calls and maturities of securities of $8.1 million and a net decrease of $5.7 million in portfolio loans.

Financing activities during the nine months ended September 30, 1999 included proceeds from FHLB advances of $11.7 million, somewhat offset by repayments of FHLB advances of $7.8 million, and deposit inflows of $4.2 million. In addition, PFC purchased 45,477 treasury shares for a total of $693,000 during 1999. Deposit inflows of $1.9 million occurred during the first nine months of 1998, while other financing activities included FHLB advance proceeds of $17.3 million and the purchase of 39,282 shares for $690,000.

Potters Bank's average regulatory liquidity ratio for September 1999 was 12.73%. At September 30, 1999, Potters Bank had commitments to originate loans of $750,000 and unused lines of credit totaling $6.1 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters Bank's capital levels as of September 30, 1999 (dollars in thousands):

                                  Tangible                     Core                      Risk-based
                                  Capital                     Capital                      Capital
                            -------------------         -------------------         --------------------
                            Amount          %           Amount          %           Amount           %
                            ------          -           ------          -           ------           -
Regulatory capital -
  computed                  $10,831        7.63%        $10,831        7.63%        $11,888        14.23%
Minimum capital
  requirement                 2,130        1.50           5,681        4.00*          6,682         8.00
                            -------        ----         -------        ----         -------        -----
Regulatory capital -
  excess                    $ 8,701        6.13%        $ 5,150        3.63%        $ 5,206         6.23%
                            =======        ====         =======        ====         =======        =====

-----------------

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

As with all financial institutions, operations depend almost entirely on computer systems. The Board of Directors and management recognize the risks the year 2000 poses to all businesses utilizing computer or embedded chip technology. A "Y2K Committee" (the Committee) was formed to address the problems associated with the year 2000. In 1997, the Committee conducted a comprehensive review of all operations which will be impacted by Y2K. Because Potters Bank does not use proprietary software or hardware, it depends primarily on outside vendors for its data processing operations and software. The Committee identified the vendors most critical to operations, but contacted all vendors to ensure that the issue was being addressed, and to receive periodic updates. The Committee developed a detailed plan to monitor the progress of vendors in modifying their software, if necessary, and a testing plan to ensure that all vendors appropriately test their software modifications. Detailed testing of each critical software program was completed by participating in proxy testing through the vendor or performing on-site testing and independently verifying results.

At the present time, all communications with both critical and noncritical vendors report Y2K compliance or appropriate progress in their plans, and there is no reason for management to believe that systems or software will fail to be Y2K compliant. The Committee has completed its business resumption contingency plan which includes courses of action that will be taken should a system or vendor fail in the year 2000 despite its apparent readiness in 1999. All core business functions were identified and alternative methods of accomplishing such tasks developed. The business resumption contingency plan primarily calls for the manual processing of transactions and the Committee has trained all employees in these manual processes. A liquidity plan was developed and will continue to be updated throughout 1999 to properly address cash needs at the end of 1999 and the beginning of 2000. The Board of Directors receive monthly progress updates on the Y2K project.

An assessment of the risk posed by all commercial borrowers with loans in excess of $100,000 was performed and communication has been established through letters and questionnaires and, in some cases, personal contact. Contingency plans for borrowers not adequately addressing Y2K compliance may include declaring the loan immediately due.

A customer awareness program was developed and implemented in order to keep customers informed of progress in addressing Y2K issues. A customer newsletter was mailed to all account holders in October 1998, in late February 1999 and again in October 1999, and an FDIC pamphlet and brochures detailing Potters Bank's progress are available in the branch locations and on Potters Bank's website. Periodic statement stuffers, additional newsletters and lobby brochures, website updates and shareholder communications will be used throughout 1999 in addition to a Y2K customer information line on which Y2K updates are provided and customers can leave a message for follow-up by Committee members. The Committee developed a survey of cash needs which was sent as a statement stuffer and will be maintained in the branches to assess customer opinions on the need for additional cash towards the end of 1999 and to aid in planning cash levels.

All of Potters Bank's computer systems have been upgraded or replaced to bring them into Y2K compliance. Testing of all mission-critical systems has been completed and was successful. Y2K-ready systems are now being used in all daily operations. Throughout the remainder of 1999, the Committee will continue to test the business resumption contingency plan and maintain contact with all third party vendors to ensure that operations maintain their Y2K compliance.

The most significant cost incurred in the Y2K project by far has been the amount of employee time spent on Y2K compliance instead of on the company's strategic objectives. Excluding that employee time, expenses incurred since the beginning of the Y2K project totaled approximately $39,000 as of September 30, 1999. However, no assurance can be given at this time that significant expense will not be incurred in future periods. In the event that replacement computer systems, programs and equipment are required despite their Y2K compliant status, or if outside vendors pass on expenses of becoming Y2K compliant, net income and financial condition could be adversely affected.


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

Item 3.     Defaults Upon Senior Securities.
              None.

Item 4.     Submission of Matters to a Vote of Security Holders.
              None.

Item 5.     Other Information.
              None.

Item 6.     Exhibits and Reports on Form 8-K.
              A.  Exhibits

   Exhibit 3.1  Articles of Incorporation       Incorporated by reference to the
       of Potters Financial Corporation         Form 8-A filed with the SEC on
                                                March 4, 1996 (the "8-A").

   Exhibit 3.2  Code of Regulations of          Incorporated by reference to the
       Potters Financial Corporation            8-A.

   Exhibit 11  Statement re: computation of     Included herewith.
       per share earnings

   Exhibit 27  Financial Data Schedule for      Included herewith.
       the quarter ended September 30, 1999

   Exhibit 99  Safe Harbor Under the Private    Included herewith.
       Securities Litigation Reform Act of
       1995
              B.  Reports on Form 8-K - none.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   POTTERS FINANCIAL CORPORATION

Date:  November 1, 1999            By: /s/ Edward L. Baumgardner
                                          --------------------------------------
                                           Edward L. Baumgardner
                                           Duly Authorized Representative,
                                           President and Chief Executive Officer

                                   By: /s/ Anne S. Myers
                                          --------------------------------------
                                           Anne S. Myers
                                           Principal Financial Officer and
                                           Principal Accounting Officer