Form 10KSB40
period 1999-12-31
POTTERS FINANCIAL CORP
filed 2000-03-24
CIK 1010476

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
          [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT  OF 1934

For the Fiscal Year Ended December 31, 1999
                          -----------------

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

                    519 Broadway, East Liverpool, Ohio 43920
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 1999, totaled $10,692,000.

         Based upon information regarding the last sales price provided by The Nasdaq Stock Market, the aggregate market value of the voting stock held by non-affiliates of the Registrant on March 10, 2000, was $7,520,156.

                      As of March 10, 2000, 961,793 of the
               issuer's common shares were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following sections of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of Potters Financial Corporation (the Proxy Statement) are incorporated by reference into Part III of this Form 10-KSB:

1.       PROPOSAL ONE - ELECTION OF DIRECTORS;

2.       EXECUTIVE OFFICERS;

3.       COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS; and

4.       VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

Potters Financial Corporation (PFC) is a unitary savings and loan holding company, incorporated on August 30, 1995 under the laws of the State of Ohio. Potters Bank, also incorporated under Ohio law, is PFC's wholly-owned subsidiary. As of January 3, 2000, Potters Bank converted from an Ohio-chartered savings and loan association to an Ohio-chartered savings bank. Potters Bank provides financial products and services through its three offices in and near East Liverpool, Ohio and loan production offices in Boardman and Mentor, Ohio. Potters Bank was incorporated in 1889 as The Potters Savings and Loan Company, but changed its name in August 1998 to Potters Bank in an effort to simplify its identity and provide a more direct description of the company. Both entities are headquartered at 519 Broadway in East Liverpool, Ohio.

PFC's activities have been limited primarily to holding the common shares of Potters Bank. Consequently, the following discussion focuses primarily on the business of Potters Bank.

As a unitary savings and loan holding company, PFC is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the OTS). As a savings and loan association until January 3, 2000, Potters Bank was subject to regulation, supervision and examination by the OTS, the Federal Deposit Insurance Corporation (the FDIC) and the Ohio Division of Financial Institutions of the Ohio Department of Commerce (the Division). As a savings bank, Potters Bank will be regulated, supervised and examined by the FDIC and the Division. Deposits are insured up to applicable limits by the FDIC. Potters Bank is also a member of the Federal Home Loan Bank
(FHLB) of Cincinnati.

Primary lending products are residential and commercial real estate loans, home equity lines of credit, commercial and consumer loans. Substantially all loans are secured by specific collateral. Funds are also invested in securities, and a portfolio is maintained for liquidity management purposes. Lending activities are primarily funded by attracting deposits. Primary deposit products include a variety of checking, savings and certificate of deposit accounts. See "Lending Activities". At December 31, 1999, Potters Bank employed a total of 58 individuals and had 41 full-time employees.

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

MARKET AREA

Headquartered in East Liverpool, Ohio, business is conducted through three branch offices located in and near East Liverpool and loan production offices in Boardman and Mentor, Ohio. The primary market area consists of the City of East Liverpool, Ohio and includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. The Boardman loan production office focuses on originating loans in Mahoning and Trumball Counties in northeastern Ohio and Beaver and Allegheny Counties in Pennsylvania, while the Mentor loan production office focuses its originations in Geauga and Lake Counties in northeast Ohio.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth certain information concerning the financial condition, earnings and other data at the dates and for the periods indicated
(1):

                                                               At December 31,
                                      ---------------------------------------------------------------
                                          1999         1998         1997          1996         1995
                                      ------------  -----------  -----------   -----------  ---------
                                                           (Dollars in thousands)
SELECTED FINANCIAL CONDITION
DATA:
Total amount of:
   Assets                                $143,736     $134,474     $122,637     $114,172     $114,242
   Cash and cash equivalents                7,280       11,867        3,816        4,585       11,230
   Securities available for sale           22,751       23,714        5,474       10,878       10,952
   Securities held to maturity (2)          1,184          991       28,017       32,735       38,821
   Loans receivable, net                  108,360       94,911       82,093       62,450       49,889
   Deposits                               110,335      104,644      100,094       97,283       98,697
   Federal Home Loan Bank
    advances                               21,300       17,247        9,993        5,085        3,018
   Shareholders' equity,
    substantially restricted               11,020       11,157       11,006       10,576       11,189

------------------------------------

(1)  Information prior to 1996 is that of Potters Bank.
(2)  Securities held to maturity include investment in stock in the FHLB.

                                                   Years ended December 31,
                                  ---------------------------------------------------------
                                    1999         1998       1997         1996         1995
                                  -------       ------     ------       ------       ------
                                                   (Dollars in thousands)
SUMMARY OF OPERATIONS:

Interest income                   $10,147       $9,262     $8,558       $8,206       $8,065
Interest expense                    5,241        5,032      4,671        4,529        4,271
                                  -------       ------     ------       ------       ------
Net interest income                 4,906        4,230      3,887        3,677        3,794
Provision for loan losses             (75)          --       (485)         249          245
                                  -------       ------     ------       ------       ------
Net interest income after
 provision for loan losses          4,981        4,230      4,372        3,428        3,549
Noninterest income:
 Gain on sales of loans,
  securities and other assets          43          167         33           --           12
 Other noninterest income             502          409        348          267          245
                                  -------       ------     ------       ------       ------
Total noninterest income              545          576        381          267          257
Total noninterest expense           3,460        3,098      2,927        3,688        2,977
                                  -------       ------     ------       ------       ------
Income before income tax            2,066        1,708      1,826            7          829
Income tax expense                    720          596        629           68           --
                                  -------       ------     ------       ------       ------

Net income (loss)                 $ 1,346       $1,112     $1,197       $  (61)      $  829
                                  =======       ======     ======       ======       ======

Earnings per share:
  Basic                           $  1.39       $ 1.08     $ 1.13       $ (.05)      $  .73
                                  =======       ======     ======       ======       ======

  Diluted                         $  1.35       $ 1.04     $ 1.10       $ (.05)      $  .72
                                  =======       ======     ======       ======       ======

SELECTED FINANCIAL RATIOS
 AND OTHER DATA (1):

                                                   At or for the year ended December 31,
                                      --------------------------------------------------------------
                                         1999        1998          1997         1996          1995
                                      ---------    ---------     ---------    ---------     --------
Performance ratios:
 Return (loss) on assets
  (ratio of net income (loss)
   to average total assets)              0.97%        0.87%         1.00%       (0.05)%       0.74%

Interest rate spread
 information:
 Average during period                   3.56         3.28          3.19         3.05         3.28
 End of period                           3.92         3.64          3.37         3.58         2.97

Net interest margin (ratio of
 net interest income to average
 interest-earning assets)                3.73         3.49          3.43         3.30         3.55

Ratio of operating expense
 to average total assets                 2.49         2.43          2.45         3.15         2.65

Return (loss) on equity
 (ratio of net income (loss)
 to average equity)                     11.85         9.58         10.72        (0.57)        7.88

Dividend payout ratio (ratio of
 dividends declared per share to
 net income per share)                  23.56        20.14         14.23      (208.33)       13.46

Asset quality ratios:
 Nonperforming assets
  to total assets at end
  of period                              0.22         0.17          0.17         1.51         2.21

Allowance for loan losses
 to nonperforming loans                644.62       987.05      1,035.27       152.20        91.88

Allowance for loan losses
 to total loans                          1.85         2.28          2.54         4.04         4.30

Capital ratios:
 Shareholders' equity to total
  assets at end of period                7.67         8.30          8.97         9.26         9.79

Average shareholders' equity
 to average assets                       8.17         9.10          9.34         9.27         9.36

Ratio of average interest-
 earning assets to average
 interest-bearing liabilities          104.07%      105.13%       105.60%      105.96%      105.97%

Number of full-service offices           3            3             3            4            4

(1)  Information prior to 1996 is that of Potters Bank.

LENDING ACTIVITIES

GENERAL. Lending activity is concentrated in the origination and purchase of conventional real estate loans secured by one-to-four family homes. Loans to individuals to finance the construction of their primary residence and real estate loans on multifamily properties containing five units or more are also offered. Commercial real estate loans include a limited amount of acquisition and development and commercial construction loans. Special real estate loans are originated for targeted groups and home buyers recommended by the Community Action Agency of Columbiana County, Ohio. One such program is a 3% down first time home buyers loan program, which is insured by private mortgage insurance to 80% of the property value. No loans insured by the Federal Housing Authority or loans guaranteed by the Veterans Administration have been originated, but the approval process for both was begun in late 1999. In addition to real estate lending, loan originations also include commercial loans and consumer loans, including home equity lines of credit, automobile loans, loans secured by deposit accounts and unsecured loans.

In order to maintain planned loan growth, loans have been purchased over the last three years to supplement local loan originations. At December 31, 1999, the loan portfolio included approximately $24.3 million, or 21.8% of total loans, of one-to-four family real estate loans purchased, $13.4 million on properties located in northwestern Ohio, $3.3 million on properties in southwestern Ohio, $7.4 million on properties located in Hilton Head, South Carolina and $200,000 locally. As of December 31, 1999, multifamily and nonresidential real estate loan purchases totaling $1.9 million were secured by properties located in southwest Ohio, $1.1 million in northwest Ohio and $872,000 in the State of Colorado. The loan portfolio also included $6.8 million of first mortgage home equity loans and $5.7 million of second mortgage loans from various parts of the country, purchased from a bank in Indiana.

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

LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of the loan portfolio at the dates indicated:

                                                             At December 31,
                                            ------------------------------------------------
                                                      1999                      1998
                                                      ----                      ----
                                                            Percent                   Percent
                                                            of total                  of total
                                              Amount         loans        Amount       loans
                                              ------         -----        ------       -----
Type of loan and security:                                      (Dollars in thousands)
Secured by real estate (1):
  One-to-four family residences              $70,732         63.38%      $76,543      78.16%
  Loans held for sale                             55           .05           797        .81
  Multifamily residential (over 4 units)       3,055          2.74         2,010       2.05
  Nonresidential property                     14,257         12.77         8,350       8.53
                                             -------        ------       -------     ------
Total real estate loans                       88,099         78.94        87,700      89.55
Consumer and other loans:
  Home equity loans                           13,301         11.92         5,746       5.87
  Purchased second mortgage loans              5,715          5.12
  Secured, unsecured consumer
     loans and lines of credit                 2,309          2.07         2,102       2.15
  Commercial business                            472           .42           654        .67
  Other                                        1,716          1.53         1,726       1.76
                                             -------        ------       -------     ------
Total consumer and other loans                23,513         21.06        10,228      10.45
                                             -------        ------       -------     ------
Total loans                                  111,612        100.00%       97,928     100.00%
                                                            ======                   ======
Less:
  Loans in process                            (1,848)                     (1,167)
  Net deferred loan fees, unearned
    interest and unamortized
    discounts and premiums                       633                         361
  Allowance for loan losses                   (2,037)                     (2,211)
                                             -------                     -------
Total loans receivable, net                  $108,360                    $94,911
                                             ========                    =======

----------------------------------

(1) Includes construction loans secured by various types of real estate. The amount of construction loans is not material.

LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 1999 regarding the net dollar amount of loans maturing in the portfolio, based on contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                           Real Estate                                Consumer and Other               Total
                  ---------------------------------------------------------------    ---------------------     ---------------------
                  One-to-four family (1)  Nonresidential         Multifamily
                  ----------------------  --------------         -----------
                            Weighted              Weighted               Weighted                 Weighted                  Weighted
                             Average               Average               Average                   Average                   Average
                   Amount     Rate      Amount      Rate      Amount       Rate       Amount        Rate       Amount         Rate
                   ------     ----      ------      ----      ------       ----       ------        ----       ------         ----
                                                                       (Dollars in thousands)
Due during
years ending
December 31,
------------
2000              $   490     8.71%    $ 1,660      9.41%     $  --         --       $ 1,026        8.66%     $  3,176        9.06%
2001 through
  2004              1,371     8.24         731      8.51          94       7.75%       2,926       10.48         5,122        9.56
2005 and
  following        68,926     7.92      11,866      8.79       2,961       7.95       19,561        9.69       103,314        8.36
                  -------              -------                ------                 -------                  --------

                  $70,787              $14,257                $3,055                 $23,513                  $111,612
                  =======              =======                ======                 =======                  ========

---------

(1) Includes Construction Loans and Loans Held for Sale

The total amount of loans due after December 31, 2000 which have predetermined interest rates is $47.6 million, while the total amount of loans due after such date which have floating or adjustable rates is $60.8 million.

         The next table sets forth the composition of the loan portfolio by type of security and by predetermined interest rates and floating or adjustable interest rates at the dates indicated:

                                                         At December 31,
                                       ---------------------------------------------------
                                                1999                           1998
                                       ----------------------          -------------------
                                        Amount        Percent           Amount     Percent
                                        ------        -------           ------     -------
Fixed-rate loans:                                     (Dollars in thousands)
  Real estate (1):
    One-to-four family                 $ 30,998        27.78%          $37,876      38.68%
    Multifamily (over 4 units)            1,531         1.37               368       0.37
    Nonresidential                          472         0.42               312       0.32
                                       --------       ------           -------     ------
      Total real estate loans            33,001        29.57            38,556      39.37
  Consumer and other loans               16,287        14.59             3,737       3.82
                                       --------       ------           -------     ------

      Total fixed-rate loans             49,288        44.16            42,293      43.19

Adjustable-rate loans:
  Real estate (1):
     One-to-four family                  39,789        35.65            39,464      40.30
     Multifamily (over 4 units)           1,524         1.37             1,642       1.67
     Nonresidential                      13,785        12.35             8,038       8.21
                                       --------       ------           -------     ------
       Total real estate loans           55,098        49.37            49,144      50.18
  Consumer and other loans                7,226         6.47             6,491       6.63
                                       --------       ------           -------     ------

       Total adjustable-rate loans       62,324        55.84            55,635      56.81
                                       --------       ------           -------     ------
       Total loans receivable           111,612       100.00%           97,928     100.00%
                                                                       =======     ======

Less:
  Loans in process                       (1,848)                        (1,167)
  Deferred fees, discounts
    and premiums                            633                            361
  Allowance for loan losses              (2,037)                        (2,211)
                                       --------                        -------

       Total loans receivable, net     $108,360                        $94,911
                                       ========                        =======

---------

(1) Includes construction loans secured by various types of real estate. The amount of construction loans is not material.

LOANS SECURED BY ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE. Lending activity is concentrated in the origination of permanent conventional real estate loans secured by one-to-four family residences, primarily single-family residences, located within the primary market area and the purchase of real estate loans, primarily adjustable-rate mortgages (ARMs). Loans are also originated to individuals to finance the construction of their primary residences. Each loan is secured by a mortgage on the underlying real estate and improvements thereon, if any. At December 31, 1999, the one-to-four family residential real estate loan portfolio was approximately $70.8 million, or 63.4% of total gross loans.

During 1999 and 1998, one-to-four family real estate loans were purchased to supplement local loan originations. Such purchases totaled $1.4 million during 1999, all adjustable-rate real estate loans.

Fixed-rate loans on one-to-four family residences are made up to 97% of the value of the real estate and improvements (the Loan-to-Value Ratio or LTV). The principal amount of any loan which exceeds an 85% LTV at the time of origination is usually covered by private mortgage insurance at the expense of the borrower.

As of December 31, 1999, approximately 43.8% of loans secured by one-to-four family residences bore interest at a fixed rate. Fixed-rate loans are offered for terms of up to 30 years. The majority of 30-year fixed-rate loans are sold on a servicing released basis in the secondary mortgage market. Potters Bank has acquired approval to sell such loans to the Federal Home Loan Mortgage Corporation (FHLMC), which will enable the retention of the servicing on the loans.

ARMs are offered for terms of up to 30 years. One-year, three-year and five-year ARMs are originated, with interest rate adjustments tied to U.S. Treasury issues adjusted to constant maturities. For a limited time during 1996, a seven-year ARM product was offered. Interest rate adjustments on pre-1995 real estate loans are tied to an index of the FHLB. The maximum allowable adjustment at each repricing date is from 1.5% to 2.0% for ARMs, with a maximum adjustment on all products of 6% over the term of the loan. The initial interest rate quoted on ARMs is often lower than the fully-indexed rate to make adjustable-rate products more appealing to customers. The initial rate on three-year and five-year ARMs is typically higher than the initial rate on a one-year ARM to compensate for the reduced interest rate sensitivity. At December 31, 1999, $39.8 million, or 56.2%, of one-to-four family real estate loans bore adjustable rates.

Two nonconforming real estate loan programs, with a maximum LTV of 89%, are offered, charging a slightly higher interest rate on single family residential mortgage loans to persons who are considered slightly higher credit risks. Such loans involve greater underwriting and default risk than conforming real estate loans. The increased risk is somewhat mitigated by charging a higher interest rate than on conforming loans, stringent loan collection procedures, adherence to regulatory limitations on the total of such loans and regulatory reporting requirements to the Board of Directors. Such loans are also specifically identified and addressed in management's ongoing review of the allowance for loan losses, and a larger percentage of the allowance is allocated to the nonconforming products than to conforming real estate loans. At December 31, 1999, such nonconforming real estate loans totaled $6.8 million, of which $176,000 were 90 or more days delinquent.

Construction loans are made to individuals for the construction and permanent financing of their primary residences. Such loans are offered with both fixed and adjustable rates for terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay only interest. Thereafter, the loans amortize over the remaining term.

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

LOANS SECURED BY MULTIFAMILY RESIDENTIAL REAL ESTATE. In addition to loans on one-to-four family properties, loans secured by multifamily properties containing over four units are offered. Multifamily loans are usually offered for terms of up to 20 years and a maximum LTV of 80%. Such loans are currently offered, predominantly with adjustable interest rates tied to the composite prime rate of 75% of the 30 largest U.S. banks, as reported in The Wall Street Journal (the Prime Rate).

During 1999, a fixed-rate multifamily loan on property located in Cincinnati totaling $1.2 million was purchased.

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

At December 31, 1999, loans secured by multifamily properties totaled approximately $3.1 million, or 2.7% of total loans. Of such loans, none were delinquent at December 31, 1999.

LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. At December 31, 1999, approximately $14.3 million, or 12.8% of total loans, were secured by nonresidential real estate properties. The majority of such loans have adjustable rates tied to the Prime Rate with terms of up to 20 years. A portion of such loans have a balloon payment at the end of the loan term with payments amortized over a maximum term of 25 years. Among the properties securing nonresidential real estate loans are office buildings, retail centers, restaurants, warehouses, residential development and special purpose properties.

Although loans secured by nonresidential real estate typically have higher interest rates and shorter terms to maturity than one-to-four family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Endeavors to reduce such risk include evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the borrower, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. At December 31, 1999, no nonresidential loans were more than 30 days delinquent or considered impaired. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

CONSUMER LOANS. A range of secured and unsecured consumer loans are offered to area borrowers. Secured loans include home equity lines of credit, those made to depositors on the security of their deposit accounts and automobile loans. Secured and unsecured personal loans to homeowners and nonhomeowners and an unsecured check overdraft line of credit are available to accommodate the credit needs of the primary market area. Consumer loans, other than home equity lines of credit, are made primarily at fixed rates of interest and for varying terms based on the type of loan.

At December 31, 1999, Potters Bank had approximately $23.5 million, or 21.1% of total loans, invested in consumer loans. During 1999, $6.8 million of first mortgage home equity loans and $5.7 million of second mortgage loans were purchased from a bank in Indiana.

Home equity lines of credit are secured by a first or second mortgage on the borrowers' principal residence. Home equity lines of credit have a five- or ten-year draw-down period followed by a corresponding five- or ten-year repayment period and bear variable rates of interest. Home equity loan promotions offer a low introductory interest rate which reverts to a margin over the Prime Rate after a limited period of time. Home equity lines of credit can be made up to 100% of the real estate value, depending upon the credit history, including credit score, and past performance of the borrower.

Consumer loans, particularly consumer loans which are unsecured or are secured by assets such as automobiles or mobile homes, which depreciate at a faster rate than real estate, may entail greater risk than do residential real estate loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Of such loans, $78,000 were 90 or more days delinquent at December 31, 1999.

COMMERCIAL LOANS. At December 31, 1999, the loan portfolio included approximately $472,000 in commercial loans and lines of credit. All such loans have been made to businesses in the market area. The maximum amount of principal committed to be advanced under such loans was $49,000 at December 31, 1999. The loans are secured by equipment, receivables or vehicles and are indexed to the Prime Rate.

Commercial loans have a high degree of risk because the primary source of repayment is the borrower's income. The collateral pledged to secure such loans, if any, is typically non-real estate collateral for which there may be no established market. Attempts to limit the risk of loss on commercial loans involve evaluating the financial condition of the business and its principals, valuing the collateral, requiring personal guarantees and limiting the aggregate dollar amount of such loans to any one borrower. Of such loans, none were delinquent at December 31, 1999.

LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers, real estate brokers and developers, solicitations by the lending staff, advertising and walk-in customers.

Before a real estate loan is extended, risks related to the borrower's ability and willingness to repay the loan are assessed through a review of the borrowers' credit report, verification of employment and other documentation. An appraisal of the fair market value of the collateral used to secure the loan is prepared by a fee appraiser approved by the Board of Directors. The application for a loan is then reviewed in accordance with underwriting guidelines and approved or denied. A tiered structure of credit authority levels based on loan amount has been granted to loan officers and two members of senior management with respect to loan approval. Specific loans exceeding lending authority levels are taken to the Executive Committee of the Board of Directors, which is comprised of three Board members. Any nonresidential real estate or commercial loan exceeding $50,000 must be reviewed and approved or rejected by the President and Chief Executive Officer, the Senior Lending Officer or the full Board of Directors.

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

LOANS TO ONE BORROWER. Under current regulations, the aggregate amount of loans that can be made to any one borrower (including related entities), with certain exceptions, is limited in general to 15% of unimpaired capital and unimpaired surplus. Based on such limits, Potters Bank could lend $1.9 million to any one borrower at December 31, 1999. No outstanding loans were in excess of such limits at December 31, 1999.

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

DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. A loan is considered delinquent when a borrower fails to make a contractual payment on the loan within 15 days of the payment due date and does not cure the delinquency promptly. Normal collection procedures involve contact with the borrower in an effort to bring the loan to a current status. When loan payments have not been made by the fifteenth day, late notices are sent. If payment is not received by the thirtieth day, second notices are sent and, thereafter, telephone calls are made to the borrower. Each loan bears a late payment penalty which is assessed as soon as such loan is more than ten or fifteen days delinquent. The late penalty is generally 5% of the principal and interest payment.

Although collection procedures usually cure delinquencies in a timely manner, additional measures are instituted to remedy the default if the delinquency exceeds the 30- and 60-day categories. When any loan is delinquent 90 days, interest is no longer accrued. At that time, previously accrued but unpaid interest is deducted from interest income.

When a loan secured by real estate becomes delinquent more than 90 days, foreclosure action or the acceptance from the mortgagor of a voluntary deed to the property in lieu of foreclosure is instituted. If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale and usually purchased. An appraisal of the collateral is conducted when foreclosed real estate is acquired. If the appraisal indicates that the value of the collateral is less than the carrying value of the loan, a valuation allowance is established for such loan.

When a consumer loan secured by an automobile or other collateral becomes more than 90 days past due, an estimate is made of the value of the collateral. If the estimate of value indicates that the value of the collateral is less than the carrying value of the loan, a specific allowance for loss is established.

SFAS Nos. 114, "Accounting by Creditors for Impairment of a Loan" and 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," require recognition of loan impairment. No loans were impaired at December 31, 1999. See Notes 1 and 3 to the Consolidated Financial Statements in
Item 7. Financial Statements for information on impaired loans.

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

For the year ended December 31, 1999, gross interest income which would have been recorded had the nonaccruing and restructured loans been current in accordance with their original terms amounts to $30,000. The amount that was included in interest income on such loans was $15,000 for the year ended December 31, 1999.

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

ALLOWANCE FOR LOAN LOSSES. Senior management, with oversight by the Board, reviews, on a monthly basis, the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of nonperforming and classified loans, current economic conditions in the primary lending area, past loss experience and probable losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

The following table sets forth an analysis of the allowance for losses on loans for the periods indicated:

                                                           1999          1998
                                                           ----          ----
                                                         (Dollars in thousands)
Balance at beginning of period                            $2,211        $2,143
Loans charged-off:
  Residential real estate loans                               (3)           (3)
  Nonresidential real estate loans
  Consumer and other loans                                  (122)          (56)
                                                          ------        ------
Total charge-offs                                           (125)          (59)
Recoveries:
  Residential real estate loans                               20            26
  Nonresidential real estate loans
  Consumer and other loans                                     6           101
                                                          ------        ------
Total recoveries                                              26           127
                                                          ------        ------
Net (charge-offs) recoveries                                 (99)           68
Provision for loan losses                                    (75)
                                                          ------        ------
Balance at end of period                                  $2,037        $2,211
                                                          ======        ======

Ratio of net (charge-offs) recoveries
  to average loans                                         (0.10)%        0.08%

The following table sets forth the allocation of the allowance for loan losses at the dates indicated:

                                                      1999                              1998
                                                      ----                              ----
                                                           Percent of                          Percent of
                                                          loans in each                      loans in each
                                                           category to                        category to
                                              Amount       total loans           Amount       total loans
                                              ------       -----------           ------       -----------
                                                                (Dollars in thousands)
One-to-four family real estate loans          $  330           63.42%            $  168           78.97%
Nonresidential real estate loans                 370           12.77                272            8.53
Consumer and other loans                         591           21.07                273           12.50
Unallocated                                      746                              1,498
                                                              ------             ------          ------

Total                                         $2,037          100.00%            $2,211          100.00%
                                              ======          ======             ======          ======

The allowance for loan losses at December 31, 1999 represented 644.62% of nonperforming loans. Because the loan loss allowance is based on estimates, it is monitored monthly and adjusted as necessary to provide an adequate allowance.

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

At December 31, 1999, mortgage-backed securities totaled approximately $12.3 million. All mortgage-backed securities at December 31, 1999 and 1998, were designated as available for sale. In accordance with SFAS No. 115, available-for-sale mortgage-backed securities are carried on the balance sheet at fair market value.

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

At December 31, 1999, $8.2 million, or 65.7%, of Potters Bank's mortgage-backed securities had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in Item 6. Management's Discussion and Analysis or Plan of Operation. The following table sets forth certain information regarding mortgage-backed securities at the dates indicated:

                                                          At December 31,
                                                          ---------------
                                              1999                             1998
                                              ----                             ----
                                                    Estimated                         Estimated
                                   Amortized          Fair           Amortized          Fair
                                      Cost            Value            Cost             Value
                                      ----            -----            ----             -----
                                                     (Dollars in thousands)

Mortgage-backed securities          $12,551          $12,297          $17,072          $16,989
                                    =======          =======          =======          =======

The combined estimated fair value of mortgage-backed securities designated as available for sale at December 31, 1999, by contractual terms to maturity are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties.

                                                          At December 31, 1999
                                                          --------------------
                                                        Estimated        Weighted
                                                          Fair            Average
                                                          Value            Yield
                                                          -----            -----
                                                         (Dollars in thousands)
Due within one year                                      $   464           6.48%
Due after three years through five years                     309           5.84
Due after five years through ten years                     1,246           6.59
Due after ten years                                       10,278           6.51
                                                         -------           ----
Total                                                    $12,297           6.50%
                                                         =======           ====

INVESTMENT ACTIVITIES

Federal and state regulations require that a prudent amount of liquid assets be maintained in order to protect the safety and soundness of Potters Bank. Ohio law specifies the types of investments Potters Bank may make, which include, but are not limited to, obligations of specified federal and state governmental entities and agencies, deposits in insured financial institutions and certain amounts of specified real estate and equity investments. Such investment authority may be limited by the FDIC. Liquid assets include U.S. governmental agency obligations, certificates of deposit, bankers acceptances and federal funds.

No security or group of securities, with the exception of securities issued by the U.S. government or its agencies, exceeded 10% of Potters Bank's equity at December 31, 1999.

The following table sets forth the composition of the investment portfolio at the dates indicated:

                                                                 At December 31,
                                            ----------------------------------------------------------
                                                      1999                            1998
                                                      ----                            ----
                                                            Estimated                        Estimated
                                            Amortized         Fair          Amortized          Fair
                                              Cost            Value            Cost            Value
                                              ----            -----            ----            -----
                                                              (Dollars in thousands)
Securities available for sale:
         U.S. Treasury and U.S.
           Government agencies              $10,496          $ 9,918          $5,999          $5,997
         States and municipalities              158              172             166             187
         Other                                  342              343             463             467
                                            -------          -------          ------          ------
         Total debt securities               10,996           10,433           6,628           6,651
         Equity securities                       22               21              75              74
                                            -------          -------          ------          ------
                                            $11,018          $10,454          $6,703          $6,725
                                            =======          =======          ======          ======

The maturities of debt securities are indicated in the following table:

                                                                    At December 31, 1999
                                          ----------------------------------------------------------------------------
                                                                                                 Total debt securities
                                                                                                            Estimated
                                          Less than      1 to 5        5 to 10          Over                   Fair
                                            1 year        years         years         10 years                 Value
                                            ------        -----         -----         --------                 -----
                                                            (Dollars in thousands)

Securities available for sale (1):
U.S. Treasury and U.S
  Government agencies                                     $2,846        $2,395          $4,677                $ 9,918
States and municipalities                   $    3           163             6                                    172
Other                                                                                      343                    343
                                            ------        ------        ------          ------                -------

                                            $    3        $3,009        $2,401          $5,020                $10,433
                                            ======        ======        ======          ======                =======

Weighted average yield (2)                    8.09%         5.97%         5.51%           5.64%                  5.71%

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

DEPOSITS. Deposits are attracted principally from within the primary market area through the offering of a broad selection of deposit instruments, including NOW and demand accounts, money market deposit accounts, regular passbook savings accounts, statement savings accounts, a statement savings account indexed to the 90-day U.S. Treasury bill, holiday club accounts, term certificate accounts and Individual Retirement Accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management and are based on liquidity requirements, growth goals and local and national interest rates. No brokered deposits existed at December 31, 1999. The amount of deposits from outside the primary market area is not significant.

At December 31, 1999, certificates of deposit totaled $55.1 million, or 50.0% of total deposits. Of such amount, approximately $34.5 million in certificates of deposit mature within one year. Based on past experience and pricing strategies used, management believes that a substantial percentage of such certificates will renew at maturity. If there is a significant deviation from historical experience, borrowings from the FHLB can be used as an alternative to this source of funds.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated:

                                                               At December 31,
                                         ----------------------------------------------------------
                                                   1999                            1998
                                                   ----                            ----
                                                          Percent                          Percent
                                                         of total                          of total
                                          Amount         deposits           Amount         deposits
                                         --------        --------           ------         --------
                                                          (Dollars in thousands)
Transaction accounts:
  Demand, NOW, and Super NOW
    accounts (1)                         $ 16,578           15.0%          $ 15,843           15.1%
  Savings and club accounts (2)            37,221           33.7             37,674           36.0
  Money market deposit
    accounts (3)                            1,438            1.3              1,835            1.8
                                         --------          -----           --------          -----

  Total transaction accounts               55,237           50.0             55,352           52.9
Certificates of deposit (4)                55,098           50.0             49,292           47.1
                                         --------          -----           --------          -----

Total deposits                           $110,335          100.0%          $104,644          100.0%
                                         ========          =====           ========          =====

----------
(1) The weighted average interest rate paid on demand, NOW and Super NOW accounts fluctuates with the general movement of interest rates. At December 31, 1999, the weighted average rate on such accounts was 1.54%.

(2) The weighted average rate on savings and club accounts was 3.34% at December 31, 1999.

(3) The weighted average interest paid on money market accounts fluctuates with the general movement of interest rates. At December 31, 1999, the weighted average rate on such accounts was 2.54%.

(4) The weighted average rate on certificates of deposit at December 31, 1999 was 5.44%.

See Item 6. Management's Discussion and Analysis or Plan of Operation for information relating to the average balance and the average rates paid on various deposit products for the past three years.

The following table presents the amount of certificates of deposit of $100,000 or more and other certificates of deposit by the time remaining until maturity as of December 31, 1999:

                                                        Maturity
                                  ------------------------------------------------------
                                  3 months   Over 3 to   Over 6 to    Over 12
                                  or less    6 months    12 months    months       Total
                                  --------   ---------   --------     -------      -----
                                                   (Dollars in thousands)
Certificates of deposit
  less than $100,000              $ 8,588     $ 7,040     $10,173     $18,841     $44,642
Certificates of deposit
  $100,000 or more                    326       1,144       1,846       1,747       5,063
Public funds (1)                    1,650       3,335         408                   5,393
                                  -------     -------     -------     -------     -------

Total certificates of deposit     $10,564     $11,519     $12,427     $20,588     $55,098
                                  =======     =======     =======     =======     =======

----------
(1)  Includes deposits from governmental and other public entities.

BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan System." As a member in good standing of the FHLB of Cincinnati, Potters Bank is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the QTL Test). See "REGULATION - Holding Company Regulation". If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At December 31, 1999, Potters Bank was in compliance with the QTL Test. During 1999, a total of $15.3 million was received in FHLB advances, $11.2 million of which were repaid. At December 31, 1999, FHLB advances totaled $21.3 million. During 1999, FHLB advances were used to finance loan originations and loan and mortgage-backed security purchases.

The average amounts of FHLB advances outstanding during the last three years and the weighted average interest rate thereon are detailed in Item 6. Management's Discussion and Analysis or Plan of Operation.

SUBSIDIARY ACTIVITIES

Potters Bank has one wholly-owned subsidiary, Potters Financial Services Corporation, which is inactive.

COMPETITION

Competition for deposits includes other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, the competition is with other savings associations, savings banks, commercial banks, consumer finance companies, credit unions, leasing companies and other lenders. Competition for loan originations occurs primarily through the interest rates and loan fees charged and through the efficiency and quality of services provided to borrowers. Competition is intense and is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. Proposed expansion in the permissible activities of bank holding companies and decreases in the deposit insurance assessment rates for banks compared to those for savings associations may increase this competition.

The number and size of financial institutions viewed as competition is likely to increase as a result of changes in federal statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect.

                                   REGULATION

GENERAL

As of January 3, 2000, Potters Bank converted from an Ohio-chartered savings and loan association to an Ohio-chartered state savings bank. As a state chartered savings bank which is not a member of the Federal Reserve System, Potters Bank is subject to regulation by the Division and the FDIC. In connection within that conversion, PFC elected to continue to be regulated as a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended. PFC is, therefore, subject to regulation, examination and supervision by the OTS.

PFC and Potters Bank must file periodic reports with these governmental agencies, as applicable, concerning their activities and financial condition. Examinations are conducted periodically by the applicable regulators to determine whether PFC and Potters Bank are in compliance with various regulatory requirements and are operating in a safe and sound manner. Potters Bank is a member of the FHLB of Cincinnati and is also subject to certain regulations of the Board of Governors of the Federal Reserve Bank (the FRB).

On November 12, 1999, the Gramm-Leach-Bliley Act (the GLB Act) was enacted into law. The GLB Act repealed prior laws which had generally prevented banks from affiliating with securities and insurance firms and made other significant changes in the financial services in which various types of financial institutions may engage.

Prior to the GLB Act, unitary savings and loan holding companies which met certain requirements were the only financial institution holding companies permitted to engage in any type of business activity, whether or not the activity was a financial service. The GLB Act continues those broad powers for unitary thrift holding companies in existence on May 4, 1999, including PFC. Any thrift holding company formed after May 4, 1999, however, will be subject to the same restrictions as multiple thrift holding companies, which generally are limited to activities considered incidental to banking.

The GLB Act authorizes a new "financial holding company," which can own banks and thrifts and is also permitted to engage in a variety of financial activities. Such activities include insurance and securities underwriting and agency activities, as long as the depository institutions it owns are well capitalized, well managed and meet certain other tests.

The GLB Act is not expected to have a material effect on the activities in which PFC and Potters Bank currently engage, except to the extent competition from other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

OHIO REGULATION OF POTTERS BANK

Both as a savings and loan association incorporated under Ohio law and as an Ohio savings bank, Potters Bank has been and continues to be subject to regulation, examination and oversight by the Division. Such regulation affects Potters Bank's savings, lending and investment activities. Ohio law requires that Potters Bank maintain at least 60% of its assets in housing-related and other specified investments. At December 31, 1999, Potters Bank had more than 60% of its assets in such investments. The ability of Ohio savings banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC.

Ohio law generally limits the aggregate amount that a savings bank can lend to one borrower to an amount equal to 15% of the institution's unimpaired capital and surplus. A savings bank may lend to one borrower an additional amount not to exceed 10% of the institution's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral". Real estate is not considered "readily marketable collateral".

The Division is responsible for the regulation and supervision of Ohio savings banks in accordance with the laws of the State of Ohio. Periodic examinations by the Division are usually conducted on a joint basis with the FDIC. Ohio law requires that Potters Bank maintain federal deposit insurance as a condition of doing business. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio savings banks. Ultimately, if the grounds provided by law exist, the Division may place an Ohio savings bank in conservatorship or receivership. Any mergers or acquisitions of control of Ohio savings banks must be approved by the Division.

In addition to being governed by the laws of Ohio specifically related to savings banks, Potters Bank is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings banks.

FEDERAL REGULATION OF POTTERS BANK

SUPERVISION AND EXAMINATION. The FDIC is responsible for the regulation and supervision of all commercial banks and state savings banks that are not members of the Federal Reserve System (Non-member Banks). The FDIC issues regulations governing the operations of Non-member Banks, examines such institutions and may also initiate enforcement actions against such institutions and certain persons affiliated with them for violations of laws and regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the FDIC may appoint a conservator or a receiver for a Non-member Bank.

Non-member Banks are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an institution to open a new branch or engage in a merger transaction.

STANDARDS FOR SAFETY AND SOUNDNESS. FDIC regulations and guidelines for Non-member Banks establish standards for (a) internal controls, information systems and internal audit systems; (b) loan documentation; (c) credit underwriting; (d) interest rate exposure; (e) asset growth; and (f) compensation, fees and benefits. These standards provide general guidance on what operational systems and procedures the FDIC believes Non-member Banks should have in place in each of these areas. A Non-member Bank which fails to meet these standards may be required by the FDIC to submit an acceptable plan to achieve compliance.

STATE-CHARTERED BANK ACTIVITIES. The ability of state-chartered savings bank, including Potters Bank, to engage in any state-authorized activities or make any state-authorized investments, as principal, is limited to the extent that such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, national banks. Any such activity or investment, as principal, not permissible for a national bank is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. Most equity and real estate investments (excluding office space and REO) authorized by state law are not permitted for national banks. Certain exceptions are granted, including one for any activity deemed to be closely related to banking by the FRB and, therefore, permissible for bank holding companies and another for FDIC-approved subsidiary activities.

LIQUIDITY. Prior to its conversion to an Ohio-chartered savings bank, Potters Bank was subject to OTS regulations which require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified U.S. government, state and federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet liquidity requirements. The eligible liquidity of Potters Bank for December 1999, was approximately $11.8 million, or 13.2%. The FDIC requires that Potters Bank maintain an amount of liquid assets that will insure the safety and soundness of Potters Bank.

REGULATORY CAPITAL REQUIREMENTS. Prior to its conversion to an Ohio-chartered state savings bank, Potters Bank was subject to OTS regulations which limit capital distributions. Generally, capital distributions are limited to the current year to date undistributed net income and prior two years' undistributed net income, as long as the institution remains well-capitalized after the proposed distribution. At year-end 1999, approximately $1.1 million was available for Potters Bank to pay dividends to the holding company. Potters Bank is considered well-capitalized. See Note 16 to the financial statements included in this Form 10-KSB at Item 7. Financial Statements.

Under FDIC regulation, Potters Bank is required by applicable law and regulations to meet certain minimum capital requirements, which include a leverage, or core, capital requirement and a risk-based capital requirement.

If Potters Bank has the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion, the leverage capital requirement is a minimum level of 3% Tier 1 capital to average total consolidated assets. However, the leverage capital requirement rises to between 4% and 5% of average total consolidated assets if it does not meet those criteria. "Tier 1" capital includes, generally, common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the accounts of consolidated subsidiaries, less all intangibles, other than includable purchased mortgage servicing rights and credit card relationships, and other deductions not applicable to Potters Bank.

Pursuant to the risk-based capital requirement, Potters Bank must maintain total capital, which consists of Tier 1 capital and certain general valuation reserves, of 8% of risk-weighted assets. The FDIC may, however, set higher capital requirements when particular circumstances warrant higher capital levels, including the presence of excessive interest rate risk. For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on the relative risk.

The following table presents the minimum capital requirements for Non-member Banks and Potters Bank's capital levels at December 31, 1999 if the FDIC capital requirements had applied to Potters Bank:

                                                        Amount             %
                                                        ------            ---

Tier 1 capital (1)                                      $10,854           7.6%
Leverage capital requirement                              7,178           5.0(2)
                                                        -------          ----
Excess                                                  $ 3,676           2.6%
                                                        =======          ====

Total capital (1)                                       $11,965          13.6%
Risk-based capital requirement                            5,548           8.0
                                                        -------          ----
Excess                                                  $ 6,417           5.6%
                                                        =======          ====

----------

         (1) Tier 1 capital and risk-based capital reflect capital computed in accordance with generally accepted accounting principles. Risk-based capital includes a $1.1 million general loan loss allowance.
         (2) Non-member Banks that meet certain requirements may be permitted to maintain a leverage ratio of less than 5%.

The FDIC also has a market risk component to the capital requirements of Non-member Banks. Such component would require additional capital for general or specific market risk or trading portfolios of debt and equity securities and other investments or assets. The policy applies to an institution with less than $5 billion in assets only if its trading portfolio constitutes at least 10% of the institution's assets. PFC has no trading portfolio and, therefore, does not expect to have to meet this new requirement. The FDIC may also require additional capital to address interest-rate risk, concentrations of credit and non-traditional activities on a case-by-case basis.

The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled Non-member Banks. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. The FDIC has defined these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%; (2) adequately capitalized institutions are those that meet the regulatory minimum of total risk-based capital of at least 8%, Tier 1 risk-based capital of at least 4% and a leverage ratio of at least 4% (except for institutions receiving the highest examination rating that is not experiencing or anticipating significant growth, in which case the leverage ratio must be at least 3%); (3) undercapitalized institutions are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, or a leverage ratio of less than 3%; and (5) critically undercapitalized institutions are those with tangible equity to total assets of less than 2%. In addition, the FDIC generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be in an unsafe and unsound condition or because it has not corrected deficiencies noted in the most recent examination. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Potters Bank's capital levels at December 31, 1999, meet the standards for a well-capitalized institution.

TRANSACTIONS WITH INSIDERS AND AFFILIATES. All transactions between Potters Bank and PFC or any other affiliate must comply with Sections 23A and 23B of the Federal Reserve Act (the FRA). An affiliate is any company or entity that controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of an insured institution and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Section 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition, because it is a subsidiary of a savings and loan holding company, Potters Bank may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate, except shares of a subsidiary. Exemptions from
Section 23A or 23B of the FRA may be granted only by the FRB. Potters Bank was in compliance with these requirements and restrictions at December 31, 1999.

Loans to all insiders of Potters Bank and PFC may not exceed in the aggregate the institution's total regulatory capital plus additional loan reserves (or 20% of such capital amount for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and greater than 10% shareholders of an institution, and their respective affiliates, must be approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to the general public or as offered to all employees in a company-wide benefit plan. In addition, loans generally may not be made to an executive officer, except loans for specific authorized purposes, such as financing the education of the officer's children or the purchase of the officer's primary residence.

DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (BIF) for commercial banks and state savings banks and the Savings Association Insurance Fund (SAIF) for savings associations.

Potters Bank is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Potters Bank, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

The FDIC is required to maintain designated levels of reserves in the SAIF and the BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

CHANGES IN CONTROL

FEDERAL LAW. The Federal Deposit Insurance Act (the FDIA) provides that no person, acting directly or indirectly or in concert with one or more persons, shall acquire control of any insured depository institution or holding company unless 60 days prior written notice has been given to the primary federal regulator for that institution and such regulator has not issued a notice disapproving the proposed acquisition. Control, for purposes of the FDIA, means the power, directly or indirectly, alone or acting in concert, to direct the management or policies of an insured institution or to vote 25% or more of any class of securities of such institution. Control exists in situations in which the acquiring party has direct or indirect voting control of at least 25% of the institution's voting shares, controls in any manner the election of a majority of the directors of such institution or is determined to exercise a controlling influence over the management or policies of such institution. In addition, control is presumed to exist, under certain circumstances where the acquiring party (which includes a group "acting in concert") has voting control of at least 10% of the institution's voting stock.

Under OTS regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Potters Bank or PFC without sixty days' prior notice to the OTS. For purposes of OTS regulations, control is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed control if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition.

OHIO LAW. A statutory limitation on the acquisition of control of an Ohio savings bank requires the written approval of the Division prior to the acquisition by any person or entity of a controlling interest in an Ohio association. Control exists, for purposes of Ohio law, when any person or entity which, either directly or indirectly, or acting in concert with one or more other persons or entities, owns, controls, holds with power to vote, or holds proxies representing, 15% or more of the voting shares or rights of an association, or controls in any manner the election or appointment of a majority of the directors. A director will not be deemed to be in control by virtue of an annual solicitation of proxies voted as directed by a majority of the board of directors. Ohio law also requires that certain acquisitions of voting securities that would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of PFC must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting, excluding the voting shares by the acquiring shareholder. This statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

Interstate mergers and acquisitions involving savings banks incorporated under Ohio law are permitted by Ohio law, under certain circumstances. A financial institution or financial institution holding company with its principal place of business in another state may acquire a savings and loan association or savings and loan holding company incorporated under Ohio law if, in the discretion of the Division, the laws of such other state give an Ohio institution or an Ohio holding company reciprocal rights.

HOLDING COMPANY REGULATION. PFC is a unitary savings and loan holding company subject to the regulatory oversight, examination and enforcement authority of the OTS. Although Potters Bank is not a savings association, it has elected to be treated as such for holding company purposes, so that PFC does not become a bank holding company. As a savings and loan holding company, PFC is required to register and file periodic reports with the OTS. If the OTS determines that the continuation of a particular activity by a savings and loan holding company constitutes a serious threat to the financial condition of its subsidiary institutions, the OTS may impose restrictions on the holding company. Such restrictions may include limiting the payment of dividends, transactions with affiliates or any other activities deemed to pose a serious threat to the savings associations.

In order for PFC to retain its status as a savings and loan holding company, Potters Bank must meet one of two tests in order to be a qualified thrift lender
(QTL). The first test requires Potters Bank to maintain a specified level of investments in assets that are designated as qualifying thrift investments
(QTIs). Generally, QTI's are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by an FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the Code). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If Potters Bank fails to meet either one of the QTL tests, Potters Bank and PFC become subject to certain operating and regulatory restrictions and the savings association will not be eligible for new FHLB advances. At December 31, 1999, Potters Bank qualified as a QTL.

Generally, no savings and loan holding company may (i) acquire or retain control of a savings association or another savings and loan holding company or control the assets thereof or (ii) acquire or retain more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary without the prior written approval of the Director of the OTS. Additionally, under certain circumstances a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy, or otherwise, more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

Federal law provides that an insured institution shall be liable for any loss incurred by the FDIC in connection with the default or potential default of, or federal assistance provided to, an insured institution which is controlled by the same holding company. Such loss would be apportioned among all of the insured institutions controlled by the holding company.

FRB RESERVE REQUIREMENTS. FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $44.3 million, subject to an exemption of up to $5.0 million, and to maintain reserves of 10% of net transaction accounts in excess of $44.3 million. These percentages are subject to revision by the FRB. At December 31, 1999, Potters Bank was in compliance with the FRB's reserve requirement.

FEDERAL HOME LOAN BANKS

As a member of the FHLB, Potters Bank is required to maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of its loans or 5% of its advances from the FHLB. Potters Bank is in compliance with this reserve requirement with an investment in FHLB of Cincinnati stock having a book value of $1.2 million at December 31, 1999.

FHLB advances to member institutions who meet the QTL test are generally limited to 20 times the member's investment in FHLB stock. At December 31, 1999, Potters Bank's maximum limit on advances was approximately $23.7 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property not more than 90 days delinquent or certain securities representing an interest in such loans; securities issued, insured or guaranteed by the United State Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by the FHLB must be made only to provide funds for residential housing finance.

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

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Small Business Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Potters Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Potters Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1998, pre-1988 reserves for tax purposes totaled approximately $2.5 million. Approximately $843,000 of accumulated earnings and profits for tax purposes remained as of December 31, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Potters Bank will have current or accumulated earnings and profits in subsequent years.

Tax returns have been audited or closed without audit through fiscal year 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on financial condition.

OHIO TAXATION

PFC is subject to the Ohio corporation franchise tax, which, as applied to PFC, is a tax measured by both net earnings and net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000, or (ii) 0.4% of taxable net worth.

A special litter tax is also applicable to all corporations, including PFC, subject to the Ohio corporation franchise tax other than "financial institutions". If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% of taxable net worth.

Due to legislative changes enacted July 1, 1997, PFC may elect to be a "qualifying holding company" and as such be exempt from the net worth tax. To be exempt it must satisfy all the requirements of the enacted law which includes related member adjustments that could affect the taxable net worth of PFC's subsidiary Potters Bank.

Potters Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which for tax year 1999 is imposed at a rate of 1.4% of apportioned book net worth determined in accordance with generally accepted accounting principles, less statutory deductions. This rate decreases in tax year 2000 and thereafter 1.3%. As a "financial institution," Potters Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.             PROPERTIES

         The following table sets forth certain information at December 31, 1999, regarding the properties on which the main office, each branch office and each loan production office of Potters Bank is located:

                                      Owned             Date acquired            Net
       Location                     or leased             or leased         book value(1)
       --------                     ---------             ---------         ----------
CORPORATE OFFICE:
519 Broadway (2)                                       January 8, 1903
East Liverpool, Ohio 43920            Owned              May 2, 1978          $434,000

BRANCH OFFICES:
530 Broadway
East Liverpool, Ohio 43920            Owned             June 18, 1982          554,000

46635 Y&O Road
Glenmoor, Ohio 43920                  Owned             June 3, 1975           133,000

15575 State Rte. 170
Calcutta, Ohio 43920 (3)             Leased            February 1, 1983        187,000

LOAN PRODUCTION OFFICES:
7330 Southern Boulevard
Boardman, Ohio 44512 (4)             Leased              April 1, 1998           2,000

9179 Mentor Avenue
Cleveland, Ohio 44060 (5)            Leased               May 1, 1999            3,000

----------
(1) At December 31, 1999, office premises and equipment had a total net book value of $2.0 million.
(2) Includes two parcels.
(3) The lease agreement with one of the directors of Potters Bank expires on January 31, 2008, subject to five five-year renewal periods at Potters Bank's option.
(4) The lease agreement expires on March 31, 2000, subject to annual automatic one-year renewal periods at Potters Bank's option.
(5) The lease agreement expires on December 31, 2000, subject to two additional one-year renewal periods at Potters Bank's option.

ITEM 3.    LEGAL PROCEEDINGS.

There is presently no involvement in any legal proceedings of a material nature. Legal proceedings to enforce a security interest in collateral pledged to secure loans occur from time to time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 1999, there were no submissions of matters to the shareholders of PFC.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

                                  COMMON SHARES

As of March 10, 2000, 961,793 common shares were outstanding and held by approximately 318 shareholders of record. Prices for common shares are quoted on The Nasdaq SmallCap Market (Nasdaq) under the symbol "PTRS". Five brokerage firms currently serve as market makers: Tucker Anthony Incorporated, F.J. Morrissey & Co., Inc., Knight Securities L.P., Spear, Leeds & Kellogg and Keefe, Bruyette & Woods, Inc. All share and per share data disclosures have been restated to reflect the 10% stock dividend that was paid on March 29, 1999.

PRICE RANGE OF COMMON SHARES

The table below shows the range of high and low sales prices for the common shares of PFC as quoted by Nasdaq. Such prices do not include retail markups, markdowns or commissions. Also shown are dividends per share declared during each quarter presented. See Note 16 of the consolidated financial statements for a discussion of dividend restrictions.

                                  1999                               1998
                                  ----                               ----
                                           Dividends                          Dividends
Quarter Ended          High        Low    Per  Share      High        Low     Per Share
                       ----        ---    ----------      ----        ---     ---------
March 31             $18.182    $11.477     $0.064      $20.682    $16.364     $0.045
June 30               15.000     10.500      0.080       18.636     15.682      0.055
September 30          13.125     11.625      0.090       16.023     12.500      0.055
December 31           12.750     11.500      0.090       18.182     11.818      0.064

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                          POTTERS FINANCIAL CORPORATION
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                December 31, 1999

GENERAL

As of January 3, 2000, Potters Bank, the subsidiary of Potters Financial Corporation (PFC) converted from an Ohio-chartered savings and loan association to an Ohio-chartered savings bank.

The following discussion and financial information are presented to provide shareholders with a more comprehensive review of the financial position and operating results than could be obtained from an examination of the financial statements alone. The review should be read in conjunction with the consolidated financial statements and accompanying notes.

In the following pages, management presents an analysis of financial condition as of December 31, 1999, and the results of operations for fiscal 1999, as compared to prior years. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in local market areas.

Without limiting the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

         1. Net Interest Income - Management's plan for continued loan growth and its belief that regional loan demand and the ability to purchase loans will continue.

                  Management's intention to utilize deposit inflows and FHLB advances as sources to fund loan growth.

                  Statements regarding rising interest rates and increasing deposit and borrowing costs, possibly negatively affecting the interest rate spread.

         2. Allowance and Provision for Loan Losses - Management's statements regarding the amount and adequacy of the allowance for loan losses and its belief that no additional provisions will be required during 2000.

         3. Financial Condition - Statements regarding strategic focus and long-term goals.

                  Statements regarding the ability of the Boardman and Mentor loan production offices to reduce reliance on purchased loans.

         4. Liquidity and Capital Resources - Management's belief that liquidity and capital positions are adequate to fund outstanding short- and long-term needs.

                  Management's expectation that cash flow and borrowing capacity are sufficient to fund all outstanding commitments and maintain desired levels of liquidity.

         5. Year 2000 - Management's expectation that any subsequent year 2000 issues will be resolved in a satisfactory manner and will not pose significant operational problems.

         6. Bad Debt Reserve Recapture - Management's expectation that the bad debt reserve recapture legislation will not impact future income.

RESULTS OF OPERATIONS

NET INCOME
The composition of assets and liabilities, the interest rate environment, fiscal, monetary and regulatory policies of government agencies and the general state of the economy all affect operating results. Income is generated on interest-earning assets, primarily loans and securities, while expense is incurred on interest-bearing liabilities, including deposits and borrowings. Net interest income is the difference between the two. Net income is also impacted by provisions for losses, fee and other noninterest income and noninterest expense. Net income for 1999 of $1.3 million, or $1.35 per diluted share, represented a $234,000, or 21.0%, improvement over net income of $1.1 million for 1998 and a $149,000, or 12.4%, increase over 1997 net income of $1.2 million. Diluted earnings per share for 1999 increased $.31, or 29.8%, over diluted earnings per share of $1.04 for the same time during 1998 and increased $.25, or 22.7%, over diluted earnings per share of $1.10 during 1997.

Earnings increased during 1999 compared to 1998 and 1997 from a concentrated focus on core strategies for growth, diversification and superior customer service, core strategies which are part of Potters Bank's long-range strategic plan and vision. With this adherence to the plan came increased profitability, resulting in a return on average shareholders' equity of 11.85% during 1999 compared to returns of 9.58% during 1998 and 10.72% during 1997. A return on average assets of .97% during 1999 compared favorably to .87% during 1998, and
 .73% during 1997, excluding a negative loan loss provision which had an after-tax positive impact of $320,000 on 1997 earnings.

The improvement in net income during 1999 over 1998 resulted primarily from a $676,000, or 16.0%, increase in net interest income. Gains on sales of loans, securities and other assets declined $124,000 during 1999, primarily from fewer securities sales and a gain on the sale of a parking lot during 1998. Excluding a refund of $37,000, received in 1999 on prior years' franchise taxes for Potters Bank, noninterest income increased 13.7% during 1999 compared to 1998, primarily from increases in deposit account and other customer service fees. Noninterest expense, which increased 11.7% during 1999 over 1998, rose primarily from costs associated with planned growth in checking products and electronic services, operating expenses associated with a new loan production office in Mentor, Ohio, a full year of operations in the Boardman, Ohio loan production office and growth in performance-based compensation. Occupancy and equipment costs also increased during 1999 from corporate office renovations, new technology purchases and maintenance costs. During 1998, net interest income increased 8.8% and noninterest income increased 17.5%, while noninterest expense increased 5.8% over 1997.

YIELDS EARNED AND RATES PAID
Net interest income is the difference between income generated on loans and securities and interest expense on deposits and borrowings. It is primarily affected by the composition, volumes and interest rates of interest-earning assets and interest-bearing liabilities.

The following table sets forth certain average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods presented. Average balances are derived from average daily balances for all periods presented, and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses. Average balances of securities available for sale are based on the carrying value while the yield is based on the amortized cost. The Corporation has minimal tax-exempt interest income; as a result, interest income is presented without taxable equivalent adjustment.

(Dollars in thousands)                    ---------------------------------Years ended December 31,---------------------------------
                                                                           ------------------------
                                                        1999                            1998                          1997
                                                        ----                            ----                          ----
                                            Average   Interest             Average    Interest            Average   Interest
                                         Outstanding  Earned/     Yield/  Outstanding  Earned/  Yield/  Outstanding  Earned/  Yield/
                                            Balance     Paid       Rate    Balance      Paid     Rate     Balance     Paid     Rate
                                            -------     ----       ----    -------      ----     ----     -------     ----     ----
Interest-earnings assets:
    Loans  (1)                             $103,699    $ 8,537     8.23%  $ 87,070     $7,243    8.32%   $ 72,495    $6,027    8.31%
    Securities (2)                           25,078      1,460     5.82     29,405      1,756    5.98      39,549     2,465    6.21
    Other                                     2,633        150     5.70      4,742        263    5.55       1,195        66    5.49
                                           --------    -------            --------     ------            --------    ------
        Total interest-earning assets       131,410     10,147     7.72    121,217      9,262    7.64     113,239     8,558    7.55
Noninterest-earning assets:
    Cash and cash equivalents                 3,076                          3,239                          2,789
    Premises and equipment                    2,039                          1,750                          1,739
    Other nonearning assets                   2,541                          1,458                          1,758
                                           --------                       --------                       --------
        Total assets                       $139,066                       $127,664                       $119,525
                                           ========                       ========                       ========

Interest-bearing liabilities:
    Certificates of deposit                $ 52,180      2,784     5.34   $ 49,668      2,818    5.67    $ 49,723     2,816    5.66
    Savings and club accounts                37,154      1,124     3.03     36,100      1,134    3.14      34,452     1,031    2.99
    Demand, NOW and Super NOW
      accounts                               15,184        232     1.53     14,300        253    1.77      12,891       263    2.04
Money market accounts                         1,830         46     2.51      1,977         57    2.91       2,064        62    3.02
Borrowings                                   19,480      1,055     5.42     13,260        770    5.81       8,102       499    6.16
                                           --------    -------            --------     ------            --------    ------
        Total interest-bearing liabilities  125,828      5,241     4.16    115,305      5,032    4.36     107,232     4,671    4.36
                                                       -------                         ------                        ------
Noninterest-bearing liabilities:
    Other liabilities                         1,883                            747                          1,133
    Shareholders' equity                     11,355                         11,612                         11,160
                                           --------                       --------                       --------
        Total liabilities and equity       $139,066                       $127,664                       $119,525
                                           ========                       ========                       ========

    Net interest income                                $4,906                          $4,230                        $3,887
                                                       ======                          ======                        ======
    Interest rate spread                                           3.56%                         3.28%                         3.19%
                                                                   ====                          ====                          ====
    Net interest-earning assets            $  5,582                       $  5,912                       $  6,007
                                           ========                       ========                       ========
    Net yield on average interest-
      earning assets                                               3.73%                         3.49%                         3.43%
                                                                   ====                          ====                          ====
    Ratio of average interest-earning
      assets to average interest-
      bearing liabilities                    104.44%                        105.13%                       105.60%
                                           ========                       ========                       =======

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

                                                      1999 vs. 1998                        1998 vs. 1997
                                                      -------------                        -------------
                                                        Increase                             Increase
                                                       (decrease)                           (decrease)
                                                         due to                               due to
                                                         ------                               ------
(Dollars in thousands)
                                             Volume       Rate        Total       Volume       Rate       Total
                                             ------       ----        -----       ------       ----       -----
Interest-earning assets:
    Loans                                    $1,370       $ (76)     $1,294       $1,213       $  3      $1,216
    Securities                                 (253)        (43)       (296)        (620)       (89)       (709)
    Other                                      (120)          7        (113)         196          1         197
                                             ------       -----      ------       ------       ----      ------

      Total interest-earning assets          $  997       $(112)        885       $  789       $(85)        704
                                             ======       =====                   ======       ====

Interest-bearing liabilities:
    Certificates of deposit                  $  139       $(173)        (34)      $   (3)      $  5           2
    Savings and club accounts                    32         (42)        (10)          51         52         103
    Demand, NOW and Super NOW
      accounts                                   15         (36)        (21)          27        (37)        (10)
    Money market accounts                        (4)         (7)        (11)          (3)        (2)         (5)
    Borrowed funds                              340         (55)        285          301        (30)        271
                                             ------       -----      ------       ------       ----      ------

      Total interest-bearing liabilities     $  522       $(313)        209       $  373       $(12)        361
                                             ======       =====      ------       ======       ====      ------

Net interest income                                                  $  676                              $  343
                                                                     ======                              ======

NET INTEREST INCOME

Net interest income increased $676,000, or 16.0%, during 1999 compared to 1998, due primarily to growth in and diversification of the loan portfolio along with a decrease in deposit costs despite an increase in deposits. Purchases of higher-yielding home equity and second mortgage loans and a net increase of $5.9 million in commercial real estate loans contributed to increased interest income. Loan growth was funded primarily through an increase of $5.7 million, or 5.4%, in deposits and $4.1 million in FHLB advances. Although the yield on loans actually decreased to 8.23% during 1999, from 8.32% during 1998, a larger portion of earning assets consisted of loans during 1999, resulting in an increase in the yield on earning assets to 7.72%, from 7.64% during 1998. Securities yields decreased to 5.82% during 1999 from 5.98% during 1998, while the yield on short-term investments increased to 5.70% during 1999, from 5.55% during 1998.

Despite an increase of $4.3 million in the average balance of deposits and $6.2 million in the average balance of borrowings during 1999, the cost of funds declined to 4.16% during 1999, from 4.36% during 1998. The cost of deposits decreased to 3.94% during 1999, compared to 4.18% during 1998, while FHLB borrowing costs declined to 5.42%, from 5.81% during the same periods. During the last three years, the average balance of lower cost checking deposits has increased $2.3 million, or 17.8%, and the yield has declined to 1.53% during 1999, from 2.04% during 1997. The result of 1999 efforts produced an interest rate spread of 3.56%, an increase from 3.28% during 1998. However, because interest rates increased during 1999, deposit and borrowing costs are on the rise and could negatively affect the interest rate spread in the future. In a rising rate environment, the cost of funds usually rises faster than the yield on assets.

Net interest income increased $343,000, or 8.8%, during 1998 compared to 1997, due primarily to loan growth and a shift of assets from securities to loans. The yield on loans increased only one basis point during 1998, to 8.32%, but more assets were comprised of loans receivable as opposed to securities yielding 5.98% and 6.21% during 1998 and 1997. This shift in assets caused an increase in the overall earning asset yield from 7.55% during 1997 to 7.64% during 1998. The cost of funds remained level during 1998 and 1997, at 4.36%. The average balance of total deposits increased $2.9 million in 1998, while the yield decreased from 4.21% during 1997, to 4.18% during 1998. Increases in the use of FHLB advances during 1998 resulted in an increase of $5.2 million in the average balance, offset by a decrease in the yield, from 6.16% during 1997, to 5.81% during 1998. The increase in the asset yield during 1998 and the consistency of deposit costs resulted in an increase in the interest spread, from 3.19% during 1997, to 3.28% during 1998.

Over the last three years, interest on loans has increased from $6.0 million in 1997, to $8.5 million during 1999, an increase of $2.5 million, or 41.6%. From 1997 to 1998, loan interest income increased $1.2 million, or 20.2%, while the increase during 1999 was $1.3 million, or 17.9%. Average balances of loans increased $14.6 million, or 20.1%, during 1998 and $16.6 million, or 19.1%, during 1999. Loans grew $13.3 million, or 13.7%, during 1999, primarily through purchases of $7.4 million in home equity loans and $6.0 million in second mortgage loans, and a net increase of $5.9 million in commercial real estate loans. Additions of these types of loans added diversity and higher-yielding products to the loan portfolio.

Future plans call for continued loan growth, although there can be no assurance that the demand for loans will continue in surrounding local areas or that the supply of purchased loans will continue. Loan demand is affected by, among other things, regional and national economic conditions, the prevailing interest rate environment and regulatory requirements.

Interest and dividends on securities and FHLB stock has decreased over the last three years as maturities, sales and calls of securities have been used to fund loan growth. Yields have also declined due to repayments, calls and maturities of higher-yielding securities. Interest and dividends of $1.5 million in 1999 represented declines of $296,000 during 1999 and $709,000 in 1998. Average balances declined $4.3 million during 1999 and $15.5 million during 1998, while the yield decreased to 5.82% during 1999, from 5.98% during 1998, and from 6.21% during 1997.

Interest expense on deposits remained relatively stable in each of the last three years, increasing $90,000 during 1998 and decreasing $76,000 during 1999. Despite higher average balances in certificates of deposit during 1999, certificate yields declined by 33 basis points, while savings yields declined by 11 basis points and checking by 24 basis points, resulting in lower actual deposit expense during 1999 compared to 1998. A "Really Free" checking product and a Treasury Index savings account that earns competitive money market yields based on U.S. Treasury rates have attracted deposits during 1999. Total interest and rates paid on certificates of deposit were relatively constant during 1998 and 1997. The average balance of savings and club accounts increased $1.6 million during 1998 and the rate paid increased from 2.99% during 1997, to 3.14% during 1998, primarily from inflows into the treasury index savings account. The balance in the treasury index accounts increased from $949,000 at year-end 1997, to $7.5 million at December 31, 1998 and to $10.8 million at the end of 1999. The competition for deposits from financial institutions and a wide array of alternative deposit investments continues to impact the availability and cost of funds and will continue to do so in the future. A tiered interest rate pricing structure is utilized for certificates and most checking and statement savings products in order to encourage higher balance accounts and reduce the impact of paying higher deposit rates.

Interest on FHLB advances totaled $1.1 million during 1999, higher than $770,000 during 1998 and $499,000 during 1997. FHLB advances were utilized to fund loan purchases and, during 1998, to purchase $5.1 million of mortgage-backed securities. Management expects to continue to utilize a combination of deposit inflows and FHLB advances to fund loan growth. There can be no assurance, however, that deposit inflows will continue, and to the extent higher rate FHLB advances are utilized, the cost of funds could be negatively affected.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

Management maintains an allowance for loan losses which, in its judgment, is adequate to absorb credit losses from loans. As part of management's ongoing review of all loans with respect to the adequacy of the allowance for loan losses, a portion of the allowance is allocated to each major loan type. A periodic analysis of the percentages allocated to various types of real estate, consumer and commercial loans is conducted, at least annually, and percentages changed to reflect the risk and delinquency status of various loan types. No provisions were recorded during 1999 or 1998 because the allowance was deemed adequate. During 1999, a negative provision of $75,000 was recorded relating to a Colorado loan payoff and recovery, which increased net income and decreased the allowance for loan losses. During 1997, one nonperforming loan located in Colorado was repaid and another loan was sold at a loss of $60,000, resulting in a negative provision for loan losses of $485,000. Both negative provisions were recorded to remove excess allowances for loan losses. The negative provision and the loss on the loan sale during 1997 had a $281,000, or $.26 per diluted share, after-tax positive effect on 1997 earnings.

The allowance for loan losses decreased $174,000, to $2.0 million, during 1999, from charge-offs of $125,000, primarily consumer loans, and the $75,000 negative loan loss provision, offset by recoveries totaling $26,000. Charge-offs of $59,000, primarily from consumer loans, and recoveries of $127,000 during 1998 resulted in an allowance for loan losses of $2.2 million at year-end 1998. The allowance for loan losses at year-end 1997 was $2.1 million, representing a decline of $487,000 from $2.6 million at year-end 1996, due primarily to the negative provisions of $485,000 during 1997. Loan charge-offs during 1997 totaled $76,000, with recoveries of $74,000. Unallocated general valuation allowances have declined from $1.5 million at December 31, 1998, to $746,000 at December 31, 1999, primarily from growth in the loan portfolio and increased reserve percentages allocated to home equity loans, selected consumer loans, and to a nonconforming real estate loan product available to persons who are considered slightly higher credit risks. No loan loss provision is planned for 2000, although no assurances can be given that provisions will not be made during that time if circumstances change, such as significant growth in the loan portfolio, changes in the economy or increases in delinquent and nonperforming loans.

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

                                           --------------December 31,-----------
                                                         ------------
                                             1999          1998          1997
                                             ----          ----          ----
                                                   (Dollars in thousands)
Nonaccrual loans                           $    316      $    224      $    207
                                           --------      --------      --------
Total nonperforming loans                       316           224           207
Foreclosed and repossessed assets
                                           --------      --------      --------
Total nonperforming assets                 $    316      $    224      $    207
                                           ========      ========      ========

Total assets                               $143,736      $134,474      $122,637

Total nonperforming assets as
  a percent of total assets                     .22%          .17%          .17%

Allowance for loan losses                  $  2,037      $  2,211      $  2,143

Allowance as a percentage of
  nonperforming loans                        644.62%       987.05%     1,035.27%

Nonperforming loans increased $92,000 during 1999 and $17,000 during 1998, but have remained significantly less than 1% of total assets over the last three years.

Nonaccrual loans include impaired loans. A loan is considered impaired when it is probable that all principal and interest will not be collected according to the terms of the loan contract. There were no impaired loans at December 31, 1999, 1998 or 1997.

Restructured loans are those which have been renegotiated at concessionary terms as a result of a borrowers' troubled financial condition. At year-ends 1999, 1998 and 1997, there were no restructured loans.

Management uses its best judgment and information available in reviewing changes in the financial condition or operating results of borrowers, economic conditions and business trends to determine the adequacy of the allowance for credit losses. The ultimate adequacy of the allowance depends on many factors, including the performance of the loan portfolio, generally prevailing economic conditions, changes in real estate values, interest rates and regulatory requirements. There can be no assurance that the allowance for loan losses will be adequate to cover future losses. The provision for loan losses is the amount periodically charged to earnings and added to the allowance for loan losses. The amount of the provision is based on management's regular review of the loan portfolio considering such factors as historical loss experience, the amount of nonperforming and delinquent loans, changes in the size and composition of the loan portfolio, and specific borrower considerations such as the ability of the borrower to repay the loan and the estimated value of the underlying collateral. See Note 3 to Consolidated Financial Statements for activity with respect to the allowance for loan losses.

NONINTEREST INCOME

Noninterest income comes from two primary sources, gains on sales of assets and fees for products and services. Gains on sales of loans, securities and other assets declined $124,000 during 1999 compared to 1998, primarily from fewer securities sales and a $64,000 gain on the sale of a parking lot during 1998. Gains on sales of real estate loans sold on a servicing-released basis remained relatively consistent, totaling $40,000 during 1999 and $46,000 during 1998, while gains on sales of securities totaled $3,000 during 1999 compared to $57,000 during 1998. During 1997, gains of $111,000 were recorded on the sale of Potters Bank's East End Office property and two other company-owned properties, losses of $22,000 were recorded on sales of securities available for sale and losses of $56,000 were recognized on loan sales, $60,000 of which related to a nonperforming loan in Colorado.

Excluding a refund of $37,000, received in 1999 on prior years' franchise taxes for Potters Bank, service charges and other noninterest income increased 13.7% during 1999 and 17.5% during 1998, primarily from increases in deposit account and other customer service fees. Specific areas of improvement included service charges on deposits from new checking accounts, increases in automated teller machine (ATM) and VISA Check Card fee income, other service fees and increased rental income from the rental of branch office space for the financial investment service and corporate office space to local businesses.

NONINTEREST EXPENSE

Noninterest expense increased $362,000, or 11.7%, during 1999. Salaries and benefits increased $207,000 during 1999, primarily from staffing a new loan production office in Mentor, Ohio and experiencing a full year of operations in the Boardman, Ohio loan production office. Also affecting 1999 salaries and benefits was an increased use of performance-based compensation and grants of shares from the recognition and retention plan. Occupancy and equipment expenses increased $56,000 during 1999, caused primarily by rent expense from the Boardman and Mentor loan production offices and off-site ATM locations, increased office building depreciation from corporate office renovation and improvements, depreciation of new technology and maintenance of equipment and systems.

Other noninterest expense increased $45,000 during 1999. During late 1999, an ATM was installed in a grocery store in Midland, Pennsylvania, approximately ten miles from East Liverpool. Data processing and communication costs increased during 1999 from the telephone banking system and loan production offices, while costs associated with checking accounts and ATM/check card services increased consistent with planned growth. Training costs have increased, as management continued to develop the skills of its employees with "Customer-Focused Banking" sales system training and technical and leadership development training through seminars and classes. Increases also occurred in expenses related to advertising products and services, accounting and legal fees, postage from customer newsletters and expense incurred in making operations Y2K compliant.

Included in noninterest expense during 1997 was a $50,000 gain on the sale of foreclosed real estate located in Colorado. Excluding the gain, noninterest expense increased $121,000, or 4.1%, during 1998. Salaries and benefits increased during 1998 over the prior year primarily from the addition of employees skilled in commercial lending, loan processing and the secondary mortgage market. Compensation and other expenses relating to the Boardman loan production office also contributed to the increase in noninterest expense, as did the implementation of the telephone banking system, the addition of two ATMs and the purchase of a financial selling system training program. Expenses relating to ATMs, ATM cards and VISA Check Cards increased during 1998, as did data processing and training costs, but legal and professional fees, insurance, check processing and other miscellaneous expenses declined.

INCOME TAXES

Income tax expense of $720,000 during 1999 was a $124,000 increase from the $596,000 recorded in 1998, but decreased $33,000 during 1998 from $629,000 in 1997, primarily from the net increase or decrease in net income for each year.

Legislation requires the recapture, over time, of a portion of the bad debt reserve previously deducted for income tax reporting purposes. Since deferred taxes have been recorded on those bad debt reserves, this recapture will not affect net income.

FINANCIAL CONDITION

Assets totaled $143.8 million at December 31, 1999, an increase of $9.3 million over assets of $134.5 million at December 31, 1998. Funds from calls and sales of securities and loan repayments, received late in 1998 and included in year-end cash and cash equivalents, were deployed into loans and securities during 1999. Therefore, cash and cash equivalents decreased significantly, by $4.6 million from year-end 1998. These cash inflows, plus deposit inflows and increased FHLB borrowing during 1999, funded internal loan originations and loan purchases to continue planned loan growth. Actual cash at December 31, 1999 included approximately $1.5 million of additional funds on hand to maintain liquidity for customer demands relating to the year 2000.

Activities in securities during 1999 included maturities and calls of $8.1 million, sales of $577,000 and $8.6 million in purchases, resulting in an overall decline of $963,000 in December 31, 1999 securities balances. At year-end 1999, the portfolio consisted primarily of mortgage-backed and U.S. government agency securities. All securities are designated available for sale and are carried at their fair values, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale increased significantly during 1999, from $61,000 at year-end 1998 to $818,000 at year-end 1999, primarily from increasing interest rates, especially in the latter part of the year. The equity component, representing the net after-tax unrealized losses on securities available for sale, increased from $41,000 at December 31, 1998, to $540,000 at December 31, 1999.

Net loans increased $13.4 million, or 14.2%, during 1999, from $94.9 million at year-end 1998, to $108.4 million at December 31, 1999. During 1999, the loan portfolio grew and diversified, with purchases of $7.4 million of first mortgage home equity loans and $6.0 million of second mortgage loans, and a net increase of $7.0 million in multi-family and commercial real estate loans. Originations of $5.6 million in loans held for sale during 1999 were offset by sales of $6.4 million, which generated gains of $40,000. The increase in fixed-rate loans, from 43.2% of total loans at the end of 1998, to 44.2% at year-end 1999, was primarily attributable to the consumer loan purchases, which carried higher interest rates than most one-to-four family real estate loans. A majority of commercial real estate loans were originated with variable rates of interest. Loan originations and purchases during 1999 were part of the focus on strategic goals, and resulted in an increase in the ratio of loans to deposits from 92.8% at December 31, 1998, to 100.1% at December 31, 1999. The Asset/Liability Management Committee (ALCO) monitors the pricing of loan products, loan purchase decisions and the overall interest rate risk of the loan portfolio.

The Boardman loan production office continues to contribute to local loan originations and, in May 1999, another loan production office was opened in Mentor, Ohio, a suburb of Cleveland. The strategic plan calls for utilization of loan production offices to become less reliant on loan purchases to grow the portfolio, although there can be no assurance the demand for loans will continue in surrounding local areas or the loan production offices will successfully penetrate the Boardman or Mentor markets.

Total deposits increased $5.7 million, or 5.4%, from $104.6 million at year-end 1998, to $110.3 million at December 31, 1999. Net inflows of $5.8 million occurred in certificates of deposit and $3.3 million in the treasury index savings account. Numbers of checking accounts increased 7.7% during 1999, including Really Free Checking, the Advantage checking program, which includes other benefits for customers 50 or older, and business checking products. The ALCO continues to focus on strategies for reduced interest rate risk and responsible deposit management, such as the competitive pricing of selected certificates of deposit with maturities exceeding one year and the use of a tiered pricing system on the basis of amount of deposit.

In accordance with its asset/liability policy, management does not match the highest rates offered on deposits by competitors. Deposits from retail sources are emphasized and no brokered deposit accounts existed at December 31, 1999. Potters Bank participates in the State of Ohio's Bid-Deposit Program, a monthly on-line auction for State funds.

At December 31, 1999, FHLB advances totaled $21.3 million, compared to $17.2 million at year-end 1998. Advances totaling $15.3 million received during 1999 contributed to financing loan growth and were used in liquidity management.

Shareholders' equity decreased $137,000 during 1999 due primarily to an increase of $499,000 in the unrealized loss on securities available for sale, the purchase of 44,077 PFC common shares for $726,000 and the payment of $318,000, or $.324 per share, in dividends to shareholders. Somewhat offsetting these declines was the addition of $1.3 million in net income.

ASSET/LIABILITY MANAGEMENT

Asset/liability management is the process by which a company manages its vulnerability to movements in interest rates. This process is carried out through weekly meetings of the ALCO. Although interest rate risk is a normal part of operations, excessive interest rate risk can significantly affect income and expense on interest-sensitive assets and interest-sensitive liabilities, and can also affect the underlying value of an institution's assets. The goal in managing interest rate sensitivity is to maintain an appropriate balance between interest-sensitive assets and liabilities in order to minimize the impact of volatility in market interest rates. The ALCO utilizes the net portfolio value
(NPV) approach and simulation modeling to aid in making decisions relating to pricing and the relative mix of interest rate sensitive assets and liabilities. NPV is the difference between the present value of expected cash flows from assets and expected cash flows from liabilities as well as off-balance sheet contracts, such as loan commitments, under various interest rate scenarios. The interest rate sensitivity measure is the largest number of basis points lost in the NPV ratio when interest rates increase or decrease 200 basis points.

The Office of Thrift Supervision (OTS) issued guidance regarding the management of interest rate risk in which it established minimum expected guidelines for OTS regulated institutions. All institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk, defined in terms of NPV. In addition, some measurement system is required to be used to determine NPV estimates. Potters Bank utilizes a quarterly Interest Rate Risk Exposure report from the OTS.

The OTS established the following guidelines regarding its assessment of an institution's interest rate risk:

                                           Interest Rate Sensitivity Measure
Post Shock            -------------------------------------------------------------------------
NPV Ratio             0-100 b.p.          100-200 b.p.        200-400 b.p.        Over 400 b.p.
-----------------------------------------------------------------------------------------------
Over 10%              Minimal Risk        Minimal Risk        Minimal Risk        Moderate Risk
6% to 10%             Minimal Risk        Minimal Risk        Moderate Risk       Significant Risk
4% to 6%              Minimal Risk        Moderate Risk       Significant Risk    High Risk
Below 4%              Moderate Risk       Significant Risk    High Risk           High Risk

Presented below, as of December 31, 1999 and December 31, 1998, is an analysis of interest rate risk as measured by the projected NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments up and down 300 basis points, compared to current policy limits of the Board of Directors. Generally, NPV is more sensitive to rising rates than declining rates. In a rising rate environment, fixed-rate loans decline in market value because of the rise in rate and slowing prepayments. A rise in market value for fixed-rate loans is not experienced in a declining rate environment because borrowers will prepay at relatively faster rates. OTS assumptions are used in calculating the amounts in this table.

                                           December 31, 1999         At December 31, 1998(1)
Change in             Minimum              -----------------         -----------------------
Interest Rate          Board
(Basis Points)          NPV                       NPV                        NPV
-------------           ---                       ---                        ---

     +300               7.00%                     5.67%                      7.52%
     +200               7.50                      6.98                       8.52
     +100               7.75                      8.16                       9.21
        0               8.00                      9.10                       9.63
     -100               7.75                      9.69                      10.06
     -200               7.50                     10.31                      10.56
     -300               7.00                     11.02                      11.35

----------
(1) NPV percentages from December 31, 1998 were adjusted to reflect a reclassification of convertible FHLB advances from their long-term maturity dates to their shorter-term convertible dates, making them comparable with the classification of the advances at December 31, 1999. The reclassification was made because of the increasing likelihood that the advances will be converted to variable rates in the current rising interest rate environment.

At December 31, 1999, the NPV ratio assuming no change in current rates was 9.10%, lower than the 9.63% at December 31, 1998. At year-end 1999, an assumed 200 basis point increase in interest rates caused the NPV ratio to decline from 9.10% to 6.98%. At year-end 1998, the NPV ratio declined from 9.63% to 8.52% after the same 200 basis point increase in interest rates. Interest rate risk exposure during 1999 was impacted primarily by the interest rate environment. The U.S. Treasury Yield Curve, which details the rates offered by the U.S. government on instruments of varying maturities, was significantly higher during 1999 than in 1998 and much steeper, as there was a greater difference during 1999 between the rates offered on short-term instruments versus those with longer-term maturities. This movement in interest rates was the primary cause of the reduction in the projected NPV at year-end 1999 compared to year-end 1998, during a 200 basis point upward shift in rates, and the increase in the sensitivity measure. The sensitivity measure, or change in the NPV ratio, increased from a negative 112 basis points at year-end 1998, to a negative 212 basis points at December 31, 1999. The increase in the sensitivity measure during 1999 caused movement from a minimal risk category of interest rate risk at year-end 1998, to just over the 200 basis point maximum on that category into the moderate risk category at year-end 1999. The percentage change in NPV under all scenarios was within the Board-imposed limits at both period ends, except for a 200 or 300 basis point increase in interest rates at December 31, 1999, where the projected NPV was lower than the 7.00% and 7.50% Board minimums. The Board was informed of the situation and is currently evaluating potential action, including possible revision of the current limits.

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

OTS regulations specifying an interest rate risk component to the calculation of risk-based capital requires financial institutions exceeding the normal interest rate exposure as defined by the OTS to take a deduction from the total capital available to meet the risk-based capital requirement. Potters Bank was not at December 31, 1999, subject to the NPV regulations because the regulation does not apply to institutions with less than $300 million in assets and risk-based capital in excess of 12%.

The Board of Directors approves and monitors compliance with its interest rate risk management policy on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals and pay operating expenses. Liquidity is influenced by financial market conditions, fluctuations in interest rates, general economic conditions and regulatory requirements. Liquid assets, primarily represented by cash equivalents and interest-bearing deposits in other financial institutions, are a result of operating, investing and financing activities. These activities are summarized below for the years ended December 31, 1999 and 1998:

                                                        Years ended December 31,
                                                        ------------------------
                                                         1999            1998
                                                         ----            ----
                                                       (Dollars in thousands)
Net income                                             $  1,346        $ 1,112
Adjustments to reconcile net income
  to net cash from operating activities                      47           (468)
                                                       --------        -------
Net cash from operating activities                        1,393            644
Net cash from investing activities                      (14,720)        (3,367)
Net cash from financing activities                        8,740         10,774
                                                       --------        -------
Net change in cash and cash equivalents                  (4,587)         8,051
Cash and cash equivalents at the
  beginning of the year                                  11,867          3,816
                                                       --------        -------
Cash and cash equivalents at the end of
  the year                                             $  7,280        $11,867
                                                       ========        =======

The adjustments to reconcile net income to net cash from operating activities consists mainly of the origination and sale of mortgage loans, provisions for losses, depreciation and amortization and changes in accrued income and expense. The most significant components of cash flows from operating activities during 1999 included sales of loans held for sale totaling $6.4 million, offset by the origination of $5.6 million in loans held for sale. Significant components of cash flows from investing activities during 1999 were loan purchases of $17.4 million and securities purchases of $8.6 million, offset by securities repayments, calls and maturities of $8.1 million, securities sales of $577,000 and, excluding loan purchases, a $3.2 million net decrease in loans. During 1998, investment activities included $20.9 million in loan purchases and $7.1 million in securities purchases, sales of securities available for sale of $3.4 million and repayments and calls on securities of $13.1 million.

Financing activity during 1999 included net deposit inflows of $5.7 million and a net increase in FHLB advances of $4.1 million. During 1998, cash flows from financing activities included net deposit inflows of $4.6 million and a net increase of $7.3 million in FHLB advances

Normal, recurring sources of funds are primarily customer deposits, sale, maturities, calls and repayments of securities, loan repayments and other funds provided by operations. Potters Bank has the ability to borrow from the FHLB when needed as a secondary source of liquidity. Investments in liquid assets are maintained based upon management's assessment of the need for funds, expected deposit flows, the yields available on short-term liquid assets and the objectives of the asset/liability management program. Federal regulation requires the maintenance of an average daily balance of liquid assets (generally including cash, deposits in other financial institutions, and qualifying U.S. government securities) at a minimum of 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. During December 1999, the average regulatory liquidity ratio was 13.23%. At year-end 1999, commitments to originate loans and unused credit lines totaled $7.1 million. Management considers liquidity and capital reserves to be sufficient to fund its outstanding short- and long-term needs on a timely basis. Sufficient cash flow and borrowing capacity exists to fund all outstanding commitments and to maintain desired levels of liquidity.

At December 31, 1999, capital was in excess of all capital requirements set forth by regulation for all federally insured savings institutions. Note 16 of the consolidated financial statements sets forth information with respect to regulatory capital and the corresponding regulatory capital requirements applicable to thrift institutions.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Estimated fair values and related carrying values of its financial instruments at year-end 1999 and 1998 are disclosed in Note 17 of the consolidated financial statements. The difference between the carrying values and the estimated fair values of financial instruments is primarily a function of the interest rate environment and the characteristics of the financial instruments.

The estimated fair value of loans receivable represented 99.1% and 100.8% of the carrying values at December 31, 1999 and 1998. At December 31, 1999 and 1998, the estimated fair value of deposits was 99.9% and 100.4% of its carrying value.

YEAR 2000 READINESS DISCLOSURE

Significant time was spent over the last several years on Y2K and all contingency plans were in place prior to the arrival of January 1, 2000. Extra cash was on hand for any customer demand, but no extraordinary cash outflows occurred. Most customers who did withdraw additional sums redeposited the funds within the first few weeks of January. Selected employees reported to work on January 1, 2000 to ensure that all computer and other systems were functioning correctly. The Y2K Customer Information telephone line was updated to reflect that all systems had successfully made the transition to 2000. All systems had previously been upgraded or replaced to bring them into Y2K compliance and they functioned without interruption during and after the change-over. Contingency plans are in place for all subsequent Y2K dates throughout the year 2000 and will be used if problems occur. At the present time, there is no reason to believe that all systems will not continue to operate correctly in relationship to Y2K.

BAD DEBT RESERVE RECAPTURE

On August 20, 1996, President Clinton signed into law the Small Business Jobs Protection Act of 1996. The law eliminated the percent-of-taxable-income method for computing additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. The new rules also require that thrift institutions recapture over six years all or a portion of their tax bad debt reserves added since their base year (the last taxable year beginning before January 1, 1988). This recapture is not material for Potters Bank. A deferred tax liability has been recognized. As a result, the recapture of the bad debt reserve will not impact future net income. Prospectively, small institutions will use the experience method for deducting bad debts for tax purposes.

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

ITEM 7.    FINANCIAL STATEMENTS.

                          POTTERS FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                             (Dollars in thousands)

================================================================================

                                                         1999           1998
                                                         ----           ----
ASSETS

      Cash and due from financial institutions         $  6,441       $  5,612
      Interest-bearing deposits                             801            792
      Federal funds sold                                     38          5,463
                                                       --------       --------
         Cash and cash equivalents                        7,280         11,867
      Securities available for sale                      22,751         23,714
      Federal Home Loan Bank stock                        1,184            991
      Loans, net                                        108,360         94,911
      Accrued interest receivable                         1,343            769
      Premises and equipment, net                         1,960          1,646
      Other assets                                          858            576
                                                       --------       --------

                                                       $143,736       $134,474
                                                       ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

      Deposits                                         $110,335       $104,644
      Federal Home Loan Bank advances                    21,300         17,247
      Accrued expenses and other liabilities              1,081          1,426
                                                       --------       --------

         Total liabilities                              132,716        123,317


      Shareholders' equity
      Common stock, no par value;
        2,000,000 shares authorized;
        1,116,528 shares issued in 1999 and 1998
      Paid-in capital                                     5,429          5,218
      Retained earnings                                   7,945          8,233
      Accumulated other
        comprehensive income                               (540)           (41)
      Unearned compensation on
        recognition and retention plan shares               (60)           (74)
      Treasury stock, at cost:  137,385 shares
        in 1999 and 94,168 in 1998                       (1,754)        (2,179)
                                                       --------       --------

         Total shareholders' equity                      11,020         11,157
                                                       --------       --------

                                                       $143,736       $134,474
                                                       ========       ========

================================================================================
                            See accompanying notes.

                            POTTERS FINANCIAL CORPORATION
                     For the three years ended December 31, 1999
                    (Dollars in thousands, except per share data)

===================================================================================
CONSOLIDATED STATEMENTS OF INCOME
                                                     1999         1998        1997
                                                     ----         ----        ----
INTEREST AND DIVIDEND INCOME
      Loans, including fees                         $ 8,537      $7,243      $6,027
      Securities                                      1,460       1,756       2,465
      Federal funds sold and other                      150         263          66
                                                    -------      ------      ------
                                                     10,147       9,262       8,558
INTEREST EXPENSE
      Deposits                                        4,186       4,262       4,172
      Federal Home Loan Bank advances                 1,055         770         499
                                                    -------      ------      ------
                                                      5,241       5,032       4,671
                                                    -------      ------      ------

NET INTEREST INCOME                                   4,906       4,230       3,887

Provision for loan losses                               (75)                   (485)
                                                    -------      ------      ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                           4,981       4,230       4,372
Gains on sales of loans, securities
 and other assets                                        43         167          33
Noninterest income                                      502         409         348
Noninterest expense                                   3,460       3,098       2,927
                                                    -------      ------      ------

INCOME BEFORE INCOME TAX                              2,066       1,708       1,826

Income tax expense                                      720         596         629
                                                    -------      ------      ------

NET INCOME                                          $ 1,346      $1,112      $1,197
                                                    =======      ======      ======
Earnings per common share
      Basic                                         $  1.39      $ 1.08      $ 1.13
                                                    =======      ======      ======

      Diluted                                       $  1.35      $ 1.04      $ 1.10
                                                    =======      ======      ======

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                      1999        1998        1997
                                                      ----        ----        ----
NET INCOME                                          $ 1,346      $1,112      $1,197

Other comprehensive income (net of tax):
      Change in unrealized loss on
       securities available for sale
       arising during the period                       (497)        (12)         62
      Transition adjustment from adoption
       of SFAS No. 133                                               18
      Reclassification adjustment for
       accumulated (gains)/losses
       included in net income                            (2)        (30)         15
                                                    -------      ------      ------

      Total other comprehensive income (loss)          (499)        (24)         77
                                                    -------      ------      ------

COMPREHENSIVE INCOME                                $   847      $1,088      $1,274
                                                    =======      ======      ======
===================================================================================

                               See accompanying notes.

                                           POTTERS FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    For the three years ended December 31, 1999
                                   (Dollars in thousands, except per share data)

====================================================================================================================================
                                                                                 Accumulated
                                                                                     other       Recognition
                                                            Paid-in    Retained  comprehensive       and         Treasury
                                                            capital    earnings      income     Retention Plan    shares      Total
                                                            -------    --------      ------     --------------    ------      -----
BALANCE - JANUARY 1, 1997                                    $4,880     $6,326       $ (94)         $(100)     $  (436)     $10,576
Net income                                                               1,197                                                1,197
38,377 common shares issued for stock option exercises          174                                                             174
Purchase of 85,312 treasury shares                                                                                (963)        (963)
Cash dividends declared ($.159 per common share)                          (173)                                                (173)
Recognition and retention plan shares earned                                                           13                        13
Tax benefit arising from stock option
 and recognition and retention plan shares                      105                                                             105
Change in unrealized loss on securities available for sale                                77                                     77
                                                             ------     ------         -----        -----      -------      -------
BALANCE - DECEMBER 31, 1997                                   5,159      7,350           (17)         (87)      (1,399)      11,006
Net income                                                               1,112                                                1,112
5,170 common shares issued for stock option exercises            36                                                              36
Purchase of 44,812 treasury shares                                                                                (780)        (780)
Cash dividends declared ($.219 per common share)                          (229)                                                (229)
Recognition and retention plan shares earned                                                           13                        13
Tax benefit arising from stock option
 and recognition and retention plan shares                       23                                                              23
Change in unrealized loss on securities available for sale                               (24)                                   (24)
                                                             ------     ------         -----        -----      -------      -------
BALANCE - DECEMBER 31, 1998                                   5,218      8,233           (41)         (74)      (2,179)      11,157
Net income                                                               1,346                                                1,346
860 common shares issued from treasury
 for stock option exercises                                      (7)                                                11            4
Purchase of 44,077 treasury shares                                                                                (726)        (726)
Cash dividends declared ($.324 per common share)                          (318)                                                (318)
Stock dividend declared                                         176     (1,316)                                  1,140
Recognition and retention plan shares earned                                                           14                        14
Tax benefit arising from stock option
 and recognition and retention plan shares                       42                                                              42
Change in unrealized loss on securities available for sale                              (499)                                  (499)
                                                             ------     ------         -----        -----      -------      -------
BALANCE - DECEMBER 31, 1999                                  $5,429     $7,945         $(540)       $ (60)     $(1,754)     $11,020
                                                             ======     ======         =====        =====      =======      =======
====================================================================================================================================

                            See accompanying notes.

                              POTTERS FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the three years ended December 31, 1999
                                 (Dollars in thousands)

============================================================================================
                                                          1999          1998          1997
                                                          ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                        $  1,346      $  1,112      $  1,197
      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                       296           216           211
         Provision for losses                                (75)                       (485)
      Net amortization of securities                          87            64            44
         Net realized (gain) loss on:
             Sales of securities                              (3)          (57)           22
             Sales of loans                                  (40)          (46)           56
             Sales of foreclosed real estate and
               repossessed assets                                            1           (50)
             Sales of other assets                                         (64)         (111)
         Stock dividend on FHLB stock                        (77)          (67)          (60)
         Loans originated for sale                        (5,577)       (6,877)
         Proceeds from sales of loans held for sale        6,359         6,232           560
         Net change in:
             Deferred taxes                                   68            73           263
             Other assets and liabilities                   (991)           57           598
                                                        --------      --------      --------

                Net cash from operating activities         1,393           644         2,245
                                                        --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Activity in available-for-sale securities:
           Sales                                             577         3,422         5,515
           Maturities, repayments and calls                8,101         7,088
           Purchases                                      (8,556)       (7,666)
      Activity in held-to-maturity securities:
         Maturities, repayments and calls                                6,031         4,707
      Purchase of Federal Home Loan Bank stock              (116)          (65)
      Redemption of Federal Home Loan Bank stock                                          23
      Loan originations and payments, net                  3,216         8,718           570
      Loan purchases                                     (17,407)      (20,868)      (20,497)
      Proceeds from sale of foreclosed real estate
        and repossessed assets                                               6            50
      Proceeds from sale of premises                                       100           192
      Additions to property and equipment                   (535)         (133)         (201)
                                                        --------      --------      --------

         Net cash from investing activities              (14,720)       (3,367)       (9,641)
                                                        --------      --------      --------
============================================================================================

                                  (Continued)

                                        POTTERS FINANCIAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    For the three years ended December 31, 1999
                                          (Dollars in thousands)

================================================================================================
                                                               1999          1998          1997
                                                               ----          ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES

      Net change in deposits                                   5,691         4,550         2,811
      Proceeds from Federal Home Loan Bank advances           15,300        17,300        16,050
      Repayments of Federal Home Loan Bank advances          (11,247)      (10,046)      (11,142)
      Repurchase of common stock                                (726)         (780)         (963)
      Proceeds from exercise of stock options                      4            36           174
      Cash dividends paid                                       (318)         (229)         (173)
      Other financing activities                                  36           (57)         (130)
                                                            --------      --------      --------

         Net cash from financing activities                    8,740        10,774         6,627
                                                            --------      --------      --------

Net change in cash and cash equivalents                       (4,587)        8,051          (769)

Cash and cash equivalents at beginning of year                11,867         3,816         4,585
                                                            --------      --------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $  7,280      $ 11,867      $  3,816
                                                            ========      ========      ========


Supplemental cash flow information:

      Interest paid                                         $  5,204      $  5,022      $  4,633
      Income taxes paid                                          887           431           125

Supplemental noncash disclosures:

      Transfer from loans to foreclosed real estate and
        repossessed assets                                                $      6
      Transfer from held-to-maturity securities
        to available-for-sale securities                                    22,112
      Recognition and retention plan shares earned          $     14            13      $     13

================================================================================================

                             See accompanying notes.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Potters Financial Corporation and its wholly-owned subsidiary, Potters Bank, together referred to as "the Corporation". Intercompany transactions and balances have been eliminated in consolidation.

The Corporation provides financial products and services through its three offices in and near East Liverpool, Ohio and its loan production offices in Boardman and Mentor, Ohio. Primary lending products are residential and commercial real estate loans, home equity lines of credit, commercial and consumer loans. Substantially all loans are secured by specific collateral. Real estate loans are secured by both residential and commercial real estate. Commercial loans are expected to be repaid from cash flows of the business. Lending activities are primarily funded by attracting deposits. Primary deposit products include a variety of checking, savings and certificate of deposit accounts. The primary source of income is interest on loans and securities.

Business Segments: While the Corporation's chief decision makers monitor the revenue streams of the various Corporation products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all banking operations are considered by management to be aggregated in one reportable operating segment.

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

Cash Flows: Cash and cash equivalents include cash on hand, interest-bearing deposits and federal funds sold. Net cash flows are reported for loan and deposit transactions.

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

================================================================================
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

================================================================================

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

An accounting standard, adopted in 1998, requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. No derivative financial instruments are currently owned or contemplated, but the standard was adopted to provide maximum flexibility for possible future hedging strategies. As part of adoption of this standard, the Corporation's held-to-maturity securities were transferred to available for sale so they may be available for

================================================================================
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

hedging in the future. The amortized cost of held-to-maturity securities as of July 1, 1998 was $22.1 million, and resulted in an after-tax transition adjustment to comprehensive income of $18,000 in 1998.

Stock Dividend: A 10% stock dividend was distributed in March 1999. Share data in the 1998 Annual Report financial statements was adjusted to reflect the stock dividend, but the actual transaction took place in 1999. Stock dividends are recorded at the fair market value of the shares issued.

Earnings per Common Share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential dilution resulting from the issuance of common shares upon stock option exercises. All references to common shares, earnings and dividends per share reflect all stock dividends and stock splits. Following is a summary of shares used in computing EPS:

                                                 1999          1998          1997
                                                 ----          ----          ----
                                                     (Dollars in thousands)
Weighted average common shares
 outstanding for basic EPS                      968,324     1,031,170     1,058,860
Add:  Dilutive effects of assumed exercises
 of stock options and recognition and
 retention plan                                  27,369        34,438        27,960
                                                -------     ---------     ---------
Average shares and dilutive potential
 common shares                                  995,693     1,065,608     1,086,820
                                                =======     =========     =========

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

New Accounting Pronouncements: A new accounting standard for 1999 allows mortgage loans originated and converted into securities to be classified as available for sale, trading or held to maturity, instead of the previous requirement to classify as trading. This did not have a material effect because no such transactions have taken place nor are any currently contemplated.

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

Financial Statement Presentation: Certain items in the 1997 and 1998 financial statements have been reclassified to correspond with the 1999 presentation.

================================================================================
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

================================================================================

NOTE 2 - SECURITIES

Securities available for sale at year-end were as follows:

                                                Gross      Gross       Estimated
                                   Amortized  Unrealized  Unrealized      Fair
                                      Cost      Gains      Losses         Value
                                      ----      -----      ------         -----
                                               (Dollars in thousands)
1999
----
       U.S. government and
         federal agencies           $10,496     $          $(578)        $ 9,918
       States and municipalities        158        14                        172
       Other                            342         1                        343
       Agency issued mortgage-
         backed                      12,551        48       (302)         12,297
                                    -------     -----      -----         -------
       Total debt securities         23,547        63       (880)         22,730

        Equity securities                22                   (1)             21
                                    -------     -----      -----         -------

                                    $23,569     $  63      $(881)        $22,751
                                    =======     =====      =====         =======

1998
----
       U.S. government and
         federal agencies           $ 5,999     $   6      $  (8)        $ 5,997
       States and municipalities        166        22         (1)            187
       Other                            463         4                        467
       Agency issued mortgage-
        backed                       17,072        51       (134)         16,989
                                    -------     -----      -----         -------
        Total debt securities        23,700        83       (143)         23,640

        Equity securities                75                   (1)             74
                                    -------     -----      -----         -------

                                    $23,775     $  83      $(144)        $23,714
                                    =======     =====      =====         =======

Contractual maturities of debt securities available for sale at year-end 1999, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Amortized         Estimated
                                                          Cost           Fair Value
                                                          ----           ----------
                                                         (Dollars in thousands)
Due in one year or less                                  $     3         $     3
Due after one year through five years                      3,149           3,009
Due after five years through ten years                     2,506           2,401
Due after ten years                                        5,338           5,020
Agency issued mortgage-
 backed securities                                        12,551          12,297
                                                         -------         -------

                                                         $23,547         $22,730
                                                         =======         =======

================================================================================
                                  (Continued)

Securities totaling $577,000 were sold during 1999, resulting in gross gains of $4,000 and gross losses of $2,000. Securities totaling $3.0 million were called during 1999, resulting in a gain of $1,000. Available-for-sale securities totaling $3.4 million were sold during 1998, resulting in gross gains of $57,000. Proceeds from sales of securities available for sale during 1997 totaled $5.5 million and resulted in gross gains of $1,000 and gross losses of $23,000.

As of December 31, 1999 and 1998, securities totaling $11.2 million and $5.1 million, respectively, were pledged to collateralize public funds.

NOTE 3 - LOANS

Loans at year-end were as follows:                      1999             1998
                                                        ----             ----
                                                       (Dollars in thousands)
Real estate mortgage loans
        One-to-four family residences                 $ 70,732         $76,543
        Loans held for sale                                 55             797
        Nonresidential property                         14,257           8,350
        Multifamily and other                            3,055           2,010
                                                      --------         -------
                                                        88,099          87,700
Consumer and other loans
        Home equity loans (1)                           13,301           5,746
        Purchased second mortgages                       5,715
        Secured, unsecured consumer
         loans and lines of credit                       2,309           2,102
        Commercial business loans                          472             654
        Other                                            1,716           1,726
                                                      --------         -------
                                                        23,513          10,228
                                                      --------         -------

        Total loan principal balances                  111,612          97,928
        Undisbursed loan funds                          (1,848)         (1,167)
        Premiums on purchased loans,
        unearned interest and net
        deferred loan (fees) costs                         633             361
        Allowance for loan losses                       (2,037)         (2,211)
                                                      --------         -------

                                                      $108,360         $94,911
                                                      ========         =======

----------
(1) December 31, 1999 total includes $6.8 million of first mortgage home equity loans from various parts of the country purchased from a bank in Indiana.

Activity in the allowance for loan losses for the year was as follows:

                                         1999            1998            1997
                                         ----            ----            ----
                                                (Dollars in thousands)
Beginning balance                       $2,211          $2,143          $2,630
Provision for loan losses                  (75)                           (485)
Recoveries                                  26             127              74
Charge-offs                               (125)            (59)            (76)
                                        ------          ------          ------

Ending balance                          $2,037          $2,211          $2,143
                                        ======          ======          ======

================================================================================
                                  (Continued)

Nonaccrual and renegotiated loans totaled $316,000 and $224,000 at December 31, 1999 and 1998. Interest income that would have been recorded on such loans under their original terms totaled approximately $30,000 and $17,000 for the years ended December 31, 1999 and 1998. The amounts included in interest income for such loans totaled approximately $15,000 during 1999 and $10,000 during 1998. Potters Bank is not committed to lend additional funds to debtors whose loans have been modified. Impaired loans were not material at any date or during any period presented.

NOTE 4 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at year-end was as follows:

                                                           1999             1998
                                                           ----             ----
                                                          (Dollars in thousands)
Loans                                                     $1,060            $559
Securities                                                   207             104
Mortgage-backed securities                                    76             106
                                                          ------            ----

                                                          $1,343            $769
                                                          ======            ====

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at year-end was as follows:

                                                          1999             1998
                                                          ----             ----
                                                         (Dollars in thousands)
Land                                                     $  142           $  142
Buildings and improvements                                2,593            2,267
Furniture and equipment                                   1,289            1,094
                                                         ------           ------
                                                          4,024            3,503
Less: Accumulated depreciation                            2,064            1,857
                                                         ------           ------

                                                         $1,960           $1,646
                                                         ======           ======

NOTE 6 - DEPOSITS

Deposits at year-end were as follows:

                                                         1999                   1998
                                                         ----                   ----
                                                  Amount     Percent     Amount     Percent
                                                  ------     -------     ------     -------
                                                           (Dollars in thousands)
Demand, NOW, and Super NOW accounts
  (Noninterest bearing deposits:  1999 -
  $1,899,000;  1998 - $1,974,000)                $ 16,578      15.0%   $ 15,843      15.1%
Savings and club accounts                          37,221      33.7      37,674      36.0
Money market demand accounts                        1,438       1.3       1,835       1.8
Certificates of deposit                            55,098      50.0      49,292      47.1
                                                 --------     -----    --------     -----

                                                 $110,335     100.0%   $104,644     100.0%
                                                 ========     =====    ========     =====

================================================================================
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

================================================================================

NOTE 6 - DEPOSITS (Continued)

Certificates of deposit with a minimum denomination of $100,000 were approximately $10,456,000 and $8,588,000 at year-end 1999 and 1998.

Scheduled maturities of certificates of deposit for the next five years were as follows:

                                            Maturities
                                            ----------
                                       (Dollars in thousands)
                    2000                      $34,510
                    2001                       12,662
                    2002                        4,447
                    2003                          958
                    2004 and thereafter         2,521
                                              -------

                                              $55,098
                                              =======

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (FHLB) advances at year-end were as follows:

                                                             1999         1998
                                                             ----         ----
                                                           (Dollars in thousands)
Maturities February 1999 through September 2008,
 fixed rate, from 4.66% to 6.50%, averaging 5.44%                       $17,247

Maturities March 2000 through December 2009, primarily
 fixed rate, from 4.75% to 6.50%, averaging 5.43%           $21,300
                                                            -------     -------

                                                            $21,300     $17,247
                                                            =======     =======

FHLB advances are payable at maturity, or prior to maturity with prepayment penalties. At year-end 1999, advances totaling $11,500,000 were convertible fixed-rate advances which, at the FHLB's option, can be converted to the London Interbank Offering Rate, on a quarterly basis after the first year for $7,500,000 of the advances, and after the first six months for a $4,000,000 advance. If the FHLB exercises its option, the advances may be repaid in whole or in part on any of the quarterly repricing dates without prepayment penalty. Advances are collateralized by all shares of FHLB stock and by 100% of the qualified real estate loan portfolio.

Scheduled maturities of advances for the next five years were as follows:

                                                Maturities
                                                ----------
                                           (Dollars in thousands)
                       2000                      $ 3,800
                       2001                        2,000
                       2002                        4,000
                       2003
                       2004
                       2005 and thereafter        11,500
                                                 -------

                                                 $21,300
                                                 =======

================================================================================
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

================================================================================

NOTE 8 - EMPLOYEE BENEFITS PLANS

A 401(k) plan allows employee contributions up to 15% of each participant's compensation, with a match equal to 50% of the first 6% of the compensation contributed. Participants may also receive discretionary and profit sharing contributions. Expense was $60,000 in 1999, $56,000 in 1998 and $62,000 in 1997.
PFC common shares are available as an investing option to all participants of the plan. The 401(k) plan purchased 2,487 common shares for participants during 1999, 6,875 shares during 1998 and 1,410 shares during 1997.

A Recognition and Retention Plan provides for the award of shares to directors and certain key employees. Compensation expense is recognized over a five-year vesting period. Of the 34,914 shares available to be awarded under the plan, 43,965 shares have been awarded and 10,032 shares forfeited upon the termination of employment by participants. During 1999, 2,970 shares were earned of the 15,950 shares awarded during 1998. At December 31, 1999, 981 shares were available to be awarded. Compensation expense totaled $56,000, $6,000 and $2,000 for 1999, 1998 and 1997. Unearned compensation is reported as a reduction of shareholders' equity until earned.

Vested plan benefits of a defined benefit plan, which was terminated in 1996, were settled during 1998. Participants were given a choice to receive a lump sum payment, purchase a nontransferable deferred annuity contract, transfer to the 401(k) plan discussed above or transfer to other individual retirement account options. No gain or loss was recorded on the settlement of the pension plan.

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

ESOP contribution and expense totaled $66,000, $61,000 and $45,000 for 1999, 1998 and 1997. At year-end 1999, 13,943 shares of PFC common stock were owned by the ESOP, of which 12,328 shares were allocated to employee accounts and 1,615 shares were purchased in 1999 and will be allocated to participants in future periods based on plan criteria. At year-end 1998, the ESOP owned 12,328 shares of PFC common stock, of which 10,245 shares were allocated to employee accounts and 2,083 shares were allocated to plan participants in 1999. At year-end 1999, the estimated fair value of shares subject to the cash distribution option, based on the last sales price quoted in 1999 on the Nasdaq SmallCap Market, totaled $166,000.

NOTE 10 - STOCK OPTION PLANS

Options to buy stock are granted to directors, officers and other key employees under the Stock Option Plans. In addition to the outstanding stock options summarized below, 23,794 shares were available to be granted as of December 31, 1999. The exercise price is the market price at the date of grant. All options have a term of 10 years and are immediately exercisable.

================================================================================
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

================================================================================

NOTE 10 - STOCK OPTION PLANS (Continued)

A summary of activity in the plan was as follows:

                                       1999                    1998                    1997
                                       ----                    ----                    ----
                                           Weighted                 Weighted               Weighted
                                            Average                  Average                Average
                                           Exercise                 Exercise               Exercise
                                 Shares      Price       Shares       Price      Shares      Price
                                 ------      -----       ------       -----      ------      -----
Outstanding - beginning
 of year                         51,907      $ 5.46      57,077      $ 5.60      94,354     $ 5.05
Granted                          30,000       13.06                               2,200      15.45
Forfeited                                                                        (1,100)      9.09
Exercised                          (880)       4.55      (5,170)       7.02     (38,377)      4.55
                                 ------                  ------                  ------

Outstanding - year-end           81,027        8.28      51,907        5.46      57,077       5.60
                                 ======                  ======                  ======
Weighted average fair value
 of options granted during
 the year                                     $3.68                                         $ 4.78

Options outstanding at year-end 1999 were as follows:

                                                     Weighted
                                                     Remaining
                                                    Contractual
Range of exercise price               Number           Life
$5-$10                                49,927         4.4 yrs
$11-$20                               31,100         9.4
                                      ------

Outstanding and exercisable
 at year-end                          81,027         6.3 yrs
                                      ======

Financial Accounting Standards Board (FASB) Statement No. 123 allows adhering to prior accounting guidance, under which no compensation expense is recognized because the exercise price of employee stock options equals the market price on the date of grant.

Had compensation cost for stock options been measured using FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                            1999          1998          1997
                                            ----          ----          ----
                                      (Dollars in thousands, except per share data)
Net income as reported                     $1,346        $1,112        $1,197
Pro forma net income                        1,273         1,112         1,190

Basic earnings per share as reported       $ 1.39        $ 1.08        $ 1.13
Pro forma basic earnings per share           1.31        $ 1.08        $ 1.13

Diluted earnings per share as reported     $ 1.35        $ 1.04        $ 1.10
Pro forma diluted earnings per share         1.28          1.04          1.10

================================================================================
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

================================================================================

NOTE 10 - STOCK OPTION PLANS (Continued)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. No options were granted during 1998.

                                            1999                       1997
                                            ----                       ----
Risk free interest rate                     5.70%                      5.70%
Expected option life                        6 yrs                      6 yrs
Expected stock price volatility            28.04%                     22.85%
Dividend yield                              1.24%                      1.24%

NOTE 11 - INCOME TAXES

Income tax expense was as follows:

                                          1999             1998             1997
                                          ----             ----             ----
                                                  (Dollars in thousands)
Current                                   $652             $523             $366
Deferred                                    68               73              263
                                          ----             ----             ----

                                          $720             $596             $629
                                          ====             ====             ====

Deferred tax assets and liabilities at year-end were due to the following:

                                                               1999        1998
                                                               ----        ----
                                                             (Dollars in thousands)
Deferred tax assets:
  Allowance for loan losses                                   $ 588       $ 608
  Depreciation                                                   13          11
  Capital loss carryforward                                                  20
  Unrealized loss on securities available for sale              278          21
  Other                                                          11           8
                                                              -----       -----
                                                                890         668
                                                              -----       -----

Deferred tax liabilities:
  FHLB stock dividends                                         (216)       (190)
  Other                                                         (27)        (20)
                                                              -----       -----
                                                               (243)       (210)
                                                              -----       -----

Net deferred tax asset                                        $ 647       $ 458
                                                              =====       =====

Taxes paid in the current and prior years were adequate to warrant recording the full deferred tax asset without a valuation allowance.

Federal income tax laws permitted additional bad debt deductions through 1987, totaling $2,480,000. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise be $843,000 at December 31, 1999. If Potters Bank were liquidated or otherwise ceased to exist, or if tax laws changed, this amount would be expensed. Under 1996 tax law changes, bad debts are based on actual loss experience and tax bad debt reserves accumulated since 1987 are to be reduced. This requires payment of approximately $32,000 over six years beginning in 1998.

================================================================================
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

================================================================================

NOTE 11 - INCOME TAXES (Continued)

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

                                            1999           1998           1997
                                            ----           ----           ----
                                                  (Dollars in thousands)
Federal statutory rate
 times financial income                     $703           $581           $621
Effect of:
   Tax exempt income                          (4)            (4)            (4)
   Other                                      21             19             12
                                            ----           ----           ----

   Total                                    $720           $596           $629
                                            ====           ====           ====

NOTE 12 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors and their affiliates in 1999 were as follows:

                                                                 (Dollars in thousands)
Balance at beginning of year                                            $1,299
New loans and advances                                                      30
Repayments                                                                (175)
                                                                        ------
Balance at end of year                                                  $1,154
                                                                        ======

Deposits from principal officers, directors and their affiliates at year-end 1999 and 1998 were $379,000 and $305,000.

NOTE 13 - COMMITMENTS

Lease Commitments: At year-end 1999, an obligation to a corporation owned by a former director under an operating lease for land resulted in annual net rent expense of $34,000 in 1999, 1998 and 1997. The lease term ends on January 31, 2008, with options for renewal for up to five successive five-year periods beyond that date.

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

================================================================================
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

================================================================================

NOTE 13 - COMMITMENTS (Continued)

Financial instruments with off-balance sheet risk at year-end were as follows:

                                                 1999                1998
                                                 ----                ----
                                                  (Dollars in thousands)
                                          Fixed      Variable    Fixed   Variable
                                           Rate        Rate       Rate    Rate
                                           ----        ----       ----    ----
Commitments to make loans
 (at market rates)                        $   49      $  874      $844   $   695
Unused lines of credit and
 letters of credit                                     6,157              5,745

Commitments to make loans are generally made for periods of 60 days or less. The fixed-rate loan commitment at December 31, 1999 had an interest rate of 8.0%, with a maturity of 30 years. Variable-rate commitments to make loans had a range of interest rates from 7.375% to 9.875%.

Cash Reserve Requirements: The Company is required to keep approximately $472,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at December 31, 1999. Such balances do not earn interest.

NOTE 14 - NONINTEREST INCOME AND EXPENSE

Noninterest income and expense amounts at year-end included the following:

                                                   1999        1998        1997
                                                   ----        ----        ----
                                                      (Dollars in thousands)
Noninterest income
         Service charges                          $  232      $  219      $  188
         Other                                       270         190         160
                                                  ------      ------      ------
             Total                                $  502      $  409      $  348
                                                  ======      ======      ======

Noninterest expense
         Salaries and employee benefits           $1,638      $1,431      $1,342
         Occupancy and equipment                     440         384         378
         Federal deposit insurance                    61          61          63
         Data processing                             205         184         159
         Professional services                       188         155         251
         Other                                       928         883         734
                                                  ------      ------      ------
             Total                                $3,460      $3,098      $2,927
                                                  ======      ======      ======

================================================================================
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

================================================================================

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

Most current business activities are with customers located within the immediate lending area which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. The Boardman loan production office focuses on originating loans in Mahoning and Trumball Counties in northeastern Ohio and Beaver and Allegheny Counties in northwestern Pennsylvania, while the Mentor loan production office focuses its originations in Geauga and Lake Counties in northeastern Ohio. At December 31, 1999, the loan portfolio included approximately $24.3 million of purchased one-to-four family real estate loans, $13.4 million on properties located in northwestern Ohio, $3.3 million on properties in southwestern Ohio, $7.4 million on properties in Hilton Head, South Carolina and $200,000 locally. As of December 31, 1999, multifamily and nonresidential real estate loan purchases totaling $1.1 million were secured by properties located in northwest Ohio, $1.9 million in southwest Ohio and $872,000 in the State of Colorado. The loan portfolio also included $6.8 million of first mortgage home equity loans and $5.7 million of second mortgage loans from various parts of the country, purchased from a bank in Indiana.

Two nonconforming real estate loan programs, which charge a slightly higher interest rate on single family residential mortgage loans, are available to borrowers who are considered slightly higher credit risks. Such loans totaled $6.8 million at December 31, 1999, $681,000 of which were purchased loans from southwestern Ohio also reported above.

NOTE 16 - REGULATORY MATTERS

Potters Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action.

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

================================================================================
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

================================================================================

NOTE 16 - REGULATORY MATTERS (Continued)

Actual and required capital amounts and ratios are presented below at year-end.

                                                                             Minimum Required
                                                     Minimum Required     to be Well-Capitalized
                                                        For Capital      Under Prompt Corrective
                                   Actual            Adequacy Purposes     Action Regulations
                                   ------            -----------------     ------------------
                            Amount         Ratio   Amount         Ratio   Amount         Ratio
                            ------         -----   ------         -----   ------         -----
                                                   (Dollars in thousands)
1999
------
Total capital to risk-
 weighted assets           $11,965         13.6%   $7,029          8.0%   $8,786         10.0%
Core capital to risk-
 weighted assets            10,854         12.3     3,517          4.0     5,276          6.0
Core capital to
 adjusted total assets      10,854          7.6     4,307          3.0     7,178          5.0
Tangible capital to
 adjusted total assets      10,854          7.6     2,153          1.5       N/A

1998
------
Total capital to risk-
 weighted assets           $11,013         15.9%   $5,548          8.0%   $6,936         10.0%
Core capital to risk-
 weighted assets            10,129         14.6     2,774          4.0     4,162          6.0
Core capital to
 adjusted total assets      10,129          7.6     4,004          3.0     6,674          5.0
Tangible capital to
 adjusted total assets      10,129          7.6     2,002          1.5       N/A

OTS regulations limit capital distributions by savings associations such as Potters Bank. Generally, capital distributions are limited to the current year to date undistributed net income and prior two years' undistributed net income, as long as the institution remains well-capitalized after the proposed distribution. At year-end 1999, approximately $1.1 million was available for Potters Bank to pay dividends to the holding company. Potters Bank is considered well-capitalized.

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

================================================================================
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

================================================================================

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Year-end carrying values and estimated fair values of financial instruments were as follows:

                                         December 31, 1999           December 31, 1998
                                         -----------------           -----------------
                                     Carrying       Estimated     Carrying       Estimated
                                      Value        Fair Value       Value        Fair Value
                                      -----        ----------       -----        ----------
Financial assets:                                  (Dollars in thousands)
----------------
Cash and cash equivalents           $   7,280      $   7,280      $  11,867      $  11,867
Securities available for sale          22,751         22,751         23,714         23,714
Loans, net                            108,360        107,375         94,911         95,695
Federal Home Loan Bank stock            1,184          1,184            991            991
Accrued interest receivable             1,343          1,343            769            769
                                    ---------      ---------      ---------      ---------

    Total financial assets          $ 140,918      $ 139,933      $ 132,252      $ 133,036
                                    =========      =========      =========      =========

Financial liabilities:
---------------------
Deposits                            $(110,335)     $(110,249)     $(104,644)     $(105,113)
Federal Home Loan Bank advances       (21,300)       (22,122)       (17,247)       (17,956)
Accrued interest payable                 (136)          (136)           (99)           (99)
                                    ---------      ---------      ---------      ---------

    Total financial liabilities     $(131,771)     $(132,507)     $(121,990)     $(123,168)
                                    =========      =========      =========      =========

The methods and assumptions used to estimate fair value are described as follows:

Carrying values are the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits and variable-rate loans or deposits that reprice frequently and fully.

Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer.

For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of unrecorded commitments was not material at year-end 1999 or 1998.

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

================================================================================
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

================================================================================

NOTE 18 - CONDENSED PARENT-ONLY FINANCIAL STATEMENTS

Condensed financial information of Potters Financial Corporation follows:


CONDENSED BALANCE SHEETS

December 31:                                                  1999         1998
                                                              ----         ----
                                                            (Dollars in thousands)
ASSETS

    Cash and cash equivalents                                $   625     $   896
    Interest-bearing deposits                                     27          78
    Equity securities available for sale                          21          74
    Investment in subsidiary                                  10,314      10,088
    Other assets                                                  49          21
                                                             -------     -------

         Total assets                                        $11,036     $11,157
                                                             =======     =======

LIABILITIES AND EQUITY

    Other liabilities                                        $    16
    Shareholders' equity                                      11,020     $11,157
                                                             -------     -------

         Total liabilities and shareholders' equity          $11,036     $11,157
                                                             =======     =======

CONDENSED STATEMENTS OF INCOME

Year ended December 31:                      1999          1998          1997
                                             ----          ----          ----
                                                 (Dollars in thousands)
INCOME
Dividends from subsidiary                   $  708        $  833        $1,168
Interest income                                  5             5            32
Net gain on sales of securities                  4
Expense                                         58           120            82
                                            ------        ------        ------

INCOME BEFORE INCOME TAXES AND
  UNDISTRIBUTED SUBSIDIARY INCOME              659           718         1,118

Income tax benefit                             (18)          (23)          (15)
Equity in undistributed
 subsidiary income                             669           371            64
                                            ------        ------        ------

NET INCOME                                  $1,346        $1,112        $1,197
                                            ======        ======        ======

================================================================================
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

================================================================================

NOTE 18 - CONDENSED PARENT-ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Year ended December 31:
                                                           1999        1998         1997
                                                           ----        ----         ----
                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                           $ 1,346      $1,112       $1,197
    Adjustments:
       Equity in undistributed subsidiary income            (669)       (371)         (64)
       Net realized gain on sales of securities               (4)
       Change in other assets and other liabilities          (12)        (53)          97
                                                         -------      ------       ------
       Net cash from operating activities                    661         688        1,230
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of securities available for sale                            (75)
    Sale of equity securities available for sale              57
    Loans to subsidiary, net of principal repayments                   1,270         (270)
                                                         -------      ------       ------
      Net cash from investing activities                      57       1,195         (270)

CASH FLOWS FROM FINANCING ACTIVITIES
    Purchase of common stock                                (726)       (780)        (963)
    Proceeds from exercise of stock options                    4          36          174
    Dividends paid                                          (318)       (229)        (173)
                                                         -------      ------       ------
      Net cash from financing activities                  (1,040)       (973)        (962)
                                                         -------      ------       ------

Net change in cash and cash equivalents                     (322)        910           (2)

Beginning cash and cash equivalents                          974          64           66
                                                         -------      ------       ------

ENDING CASH AND CASH EQUIVALENTS                         $   652      $  974       $   64
                                                         =======      ======       ======

================================================================================

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Potters Financial Corporation
East Liverpool, Ohio


We have audited the accompanying consolidated balance sheets of Potters Financial Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Potters Financial Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                                   Crowe, Chizek and Company LLP

Columbus, Ohio
February 3, 2000

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

                  Item 20. Proxy Statement for the 2000 Annual Meeting of Shareholders

                  Item 21.       Subsidiaries of Registrant

                  Item 23.       Consent of Independent Accountants

                  Item 27.       Financial Data Schedule

                  Item 99. Safe Harbor Under the Private Securities Litigation Reform Act of 1995

           (b) No current report on Form 8-K was filed by PFC during the fourth quarter of 1999.

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


By   /s/  Arthur T. Doak                By /s/  Suzanne B. Fitzgerald
     ----------------------------          -------------------------------------
     Arthur T. Doak                         Suzanne B. Fitzgerald
     Director                               Director

Date:  March 10, 2000                   Date:  March 10, 2000


By   /s/  William L. Miller             By /s/  Timothy M. O'Hara
     ----------------------------          -------------------------------------
     William L. Miller                      Timothy M. O'Hara
     Chairman of the Board                  Director

Date:  March 10, 2000                   Date:  March 10, 2000


By   /s/  James R. Platte               By /s/  Peter D. Visnic
     ---------------------------           -------------------------------------
     James R. Platte                        Peter D. Visnic
     Director                               Director

Date:  March 10, 2000                   Date:  March 10, 2000


By /s/  Anne S. Myers
   -----------------------------
     Anne S. Myers
     Senior Vice President, Secretary,
     Chief Operating/Financial  Officer

Date:  March 10, 2000

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

    20     Proxy Statement for the 2000 Annual                           Incorporated by reference to the
           Meeting of Shareholders                                       definitive Proxy Statement for the
                                                                         2000 Annual Meeting of Shareholders
                                                                         to be filed.

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