Form 10QSB
period 2000-03-31
POTTERS FINANCIAL CORP
filed 2000-05-12
CIK 1010476

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED MARCH 31, 2000
               --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

Common Shares, no par value                     Outstanding at April 28, 2000
                                                 955,793 Common Shares

Transitional Small Business Disclosure Format (check one):

         Yes                                    No    X
             -------                               -------

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2000

                         Part I - Financial Information

Item 1.  Financial Statements

         Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-QSB as referenced below:

                                                                      Page
                                                                      Number (s)
                                                                      ----------

Consolidated Balance Sheets                                                3

Consolidated Statements of Income                                          4

Consolidated Statements of Comprehensive Income                            5

Consolidated Statements of Changes in Shareholders' Equity                 5

Consolidated Statements of Cash Flows                                      6-7

Notes to Consolidated Financial Statements                                 8-12

Independent Accountants' Report                                            13

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 14-18

                           Part II - Other Information

Item 1.      Legal Proceedings                                             18

Item 2.      Change in Securities                                          18

Item 3.      Defaults Upon Senior Securities                               18

Item 4.      Submission of Matters to a Vote of
             Security Holders                                              18

Item 5.      Other Information                                             18

Item 6.      Exhibits and Reports on Form 8-K                              18

Signatures                                                                 19

                             POTTERS FINANCIAL CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)
                                (Dollars in thousands)

--------------------------------------------------------------------------------------
                                                           March 31,      December 31,
                                                             2000             1999
                                                             ----             ----
ASSETS

      Cash and due from financial institutions             $  5,192         $  6,441
      Interest-bearing deposits                                 677              801
      Federal funds sold                                      1,046               38
                                                           --------         --------
         Cash and cash equivalents                            6,915            7,280

      Securities available for sale                          22,069           22,751
      Federal Home Loan Bank stock                            1,206            1,184
      Loans, net                                            117,010          108,360
      Premises and equipment, net                             1,961            1,960
      Other assets                                            2,156            2,201
                                                           --------         --------

         Total assets                                      $151,317         $143,736
                                                           ========         ========

LIABILITIES

      Deposits                                             $115,892         $110,335
      Federal Home Loan Bank advances                        23,000           21,300
      Accrued expenses and other liabilities                  1,276            1,081
                                                           --------         --------

         Total liabilities                                  140,168          132,716

SHAREHOLDERS' EQUITY

      Common shares, no par value
        Authorized: 2,000,000 shares;
         Issued:  1,116,528 shares in 2000 and 1999
      Paid-in capital                                         5,436            5,429
      Retained earnings                                       8,192            7,945
      Accumulated other comprehensive income                   (493)            (540)
      Unearned compensation on
        recognition and retention plan shares                   (60)             (60)
      Treasury stock, at cost: 154,735 shares
        in 2000 and 137,385 in 1999                          (1,926)          (1,754)
                                                           --------         --------

         Total shareholders' equity                          11,149           11,020
                                                           --------         --------

         Total liabilities and shareholders' equity        $151,317         $143,736
                                                           ========         ========

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

                          POTTERS FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                       2000                1999
                                                       ----                ----
INTEREST INCOME
Loans, including fees                                 $2,307              $1,940
Securities                                               378                 350
Federal funds sold and other                              18                  68
                                                      ------              ------
                                                       2,703               2,358

INTEREST EXPENSE
Deposits                                               1,153                 975
Federal Home Loan Bank advances                          319                 221
                                                      ------              ------
                                                       1,472               1,196
                                                      ------              ------

NET INTEREST INCOME                                    1,231               1,162

Provision for loan losses                                                    (75)
                                                      ------              ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                            1,231               1,237

NONINTEREST INCOME
Loan and security gains                                                       13
Other noninterest income                                 162                  96
                                                      ------              ------
                                                         162                 109
                                                      ------              ------
NONINTEREST EXPENSE
Compensation and benefits                                424                 397
Occupancy and equipment                                  121                 102
Other noninterest expense                                325                 324
                                                      ------              ------
                                                         870                 823
                                                      ------              ------

INCOME BEFORE INCOME TAX                                 523                 523

Income tax expense                                       178                 179
                                                      ------              ------

NET INCOME                                            $  345              $  344
                                                      ======              ======

Earnings per common share
         Basic                                        $ 0.36              $ 0.35
                                                      ======              ======

         Diluted                                      $ 0.35              $ 0.34
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

                          POTTERS FINANCIAL CORPORATION
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                       Three months ended
                                                            March 31,
                                                       ------------------
                                                       2000          1999
                                                       ----          ----
NET INCOME                                             $345          $344

Other comprehensive income (net of tax):

Change in unrealized loss on securities
 available for sale arising during the period            47           (92)
Reclassification adjustment for accumulated
 (gains)/losses included in net income                                 (1)
                                                       ----          ----
Total other comprehensive income                         47           (93)
                                                       ----          ----

COMPREHENSIVE INCOME                                   $392          $251
                                                       ====          ====

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                         2000             1999
                                                         ----             ----
BALANCE - JANUARY 1                                    $11,020          $11,157

Net income for the three months ended March 31             345              344

Issuance of common shares for the exercise
 of stock options (200 in 1999)                                               1

Tax benefit arising from recognition and
 retention plan shares                                       7               11

Purchase of treasury shares (17,350 in 2000
 and 41,000 in 1999)                                      (172)            (688)

Cash dividends declared ($.10 per share in 2000
 and $.07 per share in 1999)                               (98)             (63)

Change in unrealized loss on
 securities available for sale                              47              (93)
                                                       -------          -------

BALANCE - MARCH 31                                     $11,149          $10,669
                                                       =======          =======

                 See accompanying notes to financial statements.

                           POTTERS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                              (Dollars in thousands)

----------------------------------------------------------------------------------
                                                             Three months ended
                                                                   March 31,
                                                           -----------------------
                                                             2000           1999
                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                           $   345         $   344

      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                          79              74
         Provision for loan losses                                             (75)
         Net amortization of securities                         11              30
         Net realized gain on:
             Sales of securities                                                (1)
             Sales of loans                                                    (12)
             Sales of foreclosed real estate
               and repossessed assets                           (1)
         Stock dividend on FHLB stock                          (22)            (17)
         Loans originated for sale                                          (3,059)
         Proceeds from sales of loans held for sale             55           2,497
         Compensation expense related to
          recognition and retention plan                         7              11
         Net change in other assets and liabilities            367             (95)
                                                           -------         -------

                Net cash from operating activities             841            (303)
                                                           -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES

      Activity in available-for-sale securities:
         Maturities, repayments and calls                      742           4,776
         Purchases                                                          (5,518)
      Purchase of FHLB stock                                                    (6)
      Loan originations and payments, net                   (3,540)          2,785
      Loan purchases                                        (5,221)         (8,701)
      Proceeds from sale of foreclosed real estate
       and repossessed assets                                    2
      Additions to property and equipment                      (60)           (366)
                                                           -------         -------

         Net cash from investing activities                 (8,077)         (7,030)
                                                           -------         -------

----------------------------------------------------------------------------------

                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                              (Dollars in thousands)

---------------------------------------------------------------------------------
                                                            Three months ended
                                                                 March 31,
                                                         ------------------------
                                                           2000            1999
                                                           ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES

      Net change in deposits                               5,558            (789)
      Proceeds from FHLB advances                          3,400           5,900
      Repayments of FHLB advances                         (1,700)         (4,616)
      Other financing activities                            (117)           (116)
      Repurchase of common stock                            (172)           (688)
      Proceeds from exercise of stock options                                  1
      Cash dividends paid                                    (98)            (63)
                                                         -------         -------

         Net cash from financing activities                6,871            (371)
                                                         -------         -------

Net change in cash and cash equivalents                     (365)         (7,704)

Cash and cash equivalents at beginning of period           7,280          11,867
                                                         -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 6,915         $ 4,163
                                                         =======         =======


Supplemental disclosures of cash flow information
      Cash paid during the year for:
         Interest                                        $ 1,408         $ 1,203
         Income taxes                                         28             242

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

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Potters Financial Corporation
(PFC) and its wholly-owned subsidiary, Potters Bank, both headquartered in East Liverpool, Ohio. Significant intercompany transactions and balances have been eliminated in consolidation. These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at March 31, 2000, and its statements of income, comprehensive income and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of PFC and notes thereto included in the 1999 Annual Report.

All banking operations are considered by management to be aggregated in one reportable operating segment.

Comprehensive income is reported for all periods. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

A 10% stock dividend was paid from treasury shares in March 1999, which reduced retained earnings by $1.3 million.

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

                                                                   Quarter ended March 31,
                                                                   -----------------------

                                                                   2000             1999
                                                                   ----             ----
                  Weighted average common shares
                   outstanding for basic EPS                      957,775          972,420
                  Add:  Dilutive effects of assumed
                   exercises of stock options                      20,448           32,188
                                                                  -------        ---------
                  Average shares and dilutive potential
                   common shares                                  978,223        1,004,608
                                                                  =======        =========

As of March 31, 2000 and March 31, 1999, there were 31,100 and 1,100 antidilutive stock options. Antidilutive stock options are those in which the exercise price of the option exceeds the fair market value of the underlying stock.

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

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows:

                                                     Gross        Gross        Estimated
                                      Amortized    Unrealized   Unrealized       Fair
                                         Cost        Gains        Losses         Value
                                         ----        -----        ------         -----
                                                   (Dollars in thousands)
March 31,2000
-------------
        U.S. government and
         federal agencies              $10,496        $           $(488)        $10,008
        Other                              473         15                           488
        Agency issued mortgage-
         backed securities              11,828         33          (308)         11,553
                                       -------        ---         -----         -------
                                        22,797         48          (796)         22,049

        Equity securities                   22                       (2)             20
                                       -------        ---         -----         -------

                                       $22,819        $48         $(798)        $22,069
                                       =======        ===         =====         =======

December 31,1999
----------------
        U.S. government and
         federal agencies              $10,496        $           $(578)        $ 9,918
        Other                              500         15                           515
        Agency issued mortgage-
         backed securities              12,551         48          (302)         12,297
                                       -------        ---         -----         -------
                                        23,547         63          (880)         22,730

        Equity securities                   22                       (1)             21
                                       -------        ---         -----         -------

                                       $23,569        $63         $(881)        $22,751
                                       =======        ===         =====         =======

Contractual maturities of debt securities available for sale at March 31, 2000 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Amortized      Estimated
                                                                      Cost        Fair Value
                                                                      ----        ----------
                                                                     (Dollars in thousands)

        Due in one year or less                                      $     3       $     3
        Due after one year through five years                          3,153         3,050
        Due after five years through ten years                         2,503         2,390
        Due after ten years                                            5,310         5,053
        Agency issued mortgage-
         backed securities                                            11,828        11,553
                                                                     -------       -------

                                                                     $22,797       $22,049
                                                                     =======       =======

Available-for-sale securities totaling $3.0 million were called during the first three months of 1999, resulting in a gain of $1,000.

The carrying value of securities pledged as collateral for public funds totaled $10.6 million at March 31, 2000.

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE

Loans receivable were as follows:

                                                    March 31,        December 31,
                                                      2000              1999
                                                      ----              ----
                                                      (Dollars in thousands)
Real estate loans
        One-to-four family residences               $ 76,969          $ 70,732
        Loans held for sale                                                 55
        Nonresidential property                       16,834            14,257
        Multifamily and other                          2,928             3,055
                                                    --------          --------

                                                      96,731            88,099
                                                    --------          --------
Consumer and other loans
        Home equity loans (1)                         13,279            13,301
        Purchased second mortgage loans                5,532             5,715
        Secured, unsecured consumer
         loans and lines of credit                     2,205             2,309
        Commercial business loans                        766               472
        Other                                          1,925             1,716
                                                    --------          --------

                                                      23,707            23,513
                                                    --------          --------

Total loan principal balances                        120,438           111,612
        Undisbursed loan funds                        (2,069)           (1,848)
        Premiums on purchased loans,
         unearned interest and net
         deferred loan (fees) costs                      656               633
        Allowance for loan losses                     (2,015)           (2,037)
                                                    --------          --------

                                                    $117,010          $108,360
                                                    ========          ========

-------------

(1) March 31, 2000 and December 31, 1999 totals include $6.8 million of first mortgage home equity loans from various parts of the country purchased from a bank in Indiana.

Activity in the allowance for loan losses was as follows:

                                                  Three months ended
                                                       March 31,
                                                ----------------------
                                                 2000            1999
                                                 ----            ----
                                                (Dollars in thousands)

              Beginning balance                 $2,037          $2,211
              Provision for loan losses                            (75)
              Recoveries                            15              13
              Charge-offs                          (37)             (5)
                                                ------          ------

              Ending balance                    $2,015          $2,144
                                                ======          ======

Nonaccrual and renegotiated loans totaled $423,000 and $316,000 at March 31, 2000 and December 31, 1999. Potters Bank is not committed to lend additional funds to debtors whose loans have been modified. Impaired loans were not material at any date or during any period presented.

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (FHLB) advances were as follows:

                                                                             March 31,     December 31,
                                                                               2000           1999
                                                                               ----           ----
                                                                              (Dollars in thousands)
Maturities March 2000 through December 2009, primarily
 fixed rate, from 4.75% to 6.50%, averaging 5.43%                                            $21,300

Maturities June 2000 through March 2010,
 fixed rate, from 5.32% to 6.50%, averaging 5.89%                            $23,000
                                                                             -------         -------

                                                                             $23,000         $21,300
                                                                             =======         =======

FHLB advances are payable at maturity, or prior to maturity with prepayment penalties. At March 31, 2000, advances totaling $14.0 million were convertible fixed-rate advances which, at the FHLB's option, can be converted to the London Interbank Offering Rate on a quarterly basis after the first year. If the FHLB exercises its option, the advances may be repaid in whole or in part on any of the quarterly repricing dates without prepayment penalty. Advances are collateralized by all shares of FHLB stock and by 100% of the qualified real estate loan portfolio.

As of March 31, 2000, scheduled maturities of advances were as follows:

                                                                     (Dollars in thousands)
                  Due in one year or less                                    $ 5,000
                  Due after one year through two years                         2,000
                  Due after two years through three years                      2,000
                  After five years                                            14,000
                                                                             -------

                                                                             $23,000
                                                                             =======

NOTE 5 - STOCK OPTIONS

A summary of activity relating to stock options during the periods listed was as follows:

                                                Quarter ended                   Quarter ended
                                                March 31, 2000                  March 31, 1999
                                                --------------                  --------------
                                                          Weighted                        Weighted
                                                           Average                         Average
                                                          Exercise                        Exercise
                                            Shares          Price           Shares          Price
                                            ------          -----           ------          -----
Outstanding - January 1                     81,027         $ 8.28           51,907         $ 5.46
Granted                                                                     30,000          13.06
Exercised                                                                     (220)          4.55
Expired unexercised                         (1,500)         13.06
                                            ------                          ------

Outstanding - March 31                      79,527           8.19           81,687           8.25
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

Financial instruments with off-balance sheet risk at March 31, 2000 were as follows:

                                                                Fixed     Variable
                                                                Rate        Rate
                                                                ----        ----
                                                              (Dollars in thousands)
Commitments to make loans
 (at market rates)                                              $374       $1,640
Unused lines of credit and
 letters of credit                                                71        5,749

Commitments to make loans are generally made for periods of 60 days or less. The fixed-rate loan commitment has an interest rate of 7.5%, with a maturity date of 15 years. Interest rates on variable-rate loan commitments have interest rates ranging from 7.625% to 13.00%.

NOTE 7 - CONCENTRATIONS OF CREDIT RISK

Current local loan origination activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. The Boardman loan production office focuses on originating loans in Mahoning and Trumbull Counties in northeastern Ohio and Beaver and Allegheny Counties in northwestern Pennsylvania, while the Mentor loan production office focuses its originations in Geauga and Lake Counties in northern Ohio. At March 31, 2000, the loan portfolio included approximately $22.6 million of purchased one-to-four family real estate loans, $12.5 million on properties located in northwestern Ohio, $3.2 million on properties in southwestern Ohio and $6.9 million on properties in Hilton Head, South Carolina. As of March 31, 2000, multifamily and nonresidential real estate loan purchases totaling $ 1.1 million were secured by properties located in northwest Ohio and $1.9 million in southwest Ohio. The loan portfolio also included $4.7 million of real estate loans, $6.8 million of first mortgage home equity loans and $5.5 million of second mortgage loans from various parts of the country, purchased from a bank in Indiana.

Two nonconforming real estate loan programs, which charge a slightly higher interest rate on single family residential mortgage loans, are available to persons who are considered slightly higher credit risks. Such loans totaled $7.2 million at March 31, 2000. Of the $7.2 million, $678,000 were purchased real estate loans from southwest Ohio also reported above.

--------------------------------------------------------------------------------

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
Potters Financial Corporation
East Liverpool, Ohio

We have reviewed the consolidated balance sheet of Potters Financial Corporation as of March 31, 2000, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the quarters ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the AICPA. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                          Crowe, Chizek and Company LLP


Columbus, Ohio
May 3, 2000

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations

GENERAL

In the following pages, management presents an analysis of the financial condition of Potters Financial Corporation (PFC) and its wholly-owned subsidiary, Potters Bank, as of March 31, 2000 and December 31, 1999, and its results of operations for the three months ended March 31, 2000 and 1999. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Potters Bank's general market area. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements. See Exhibit 99, attached hereto, which is incorporated herein by reference.

Without limiting the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

         Results of Operations - Statements regarding rising interest rates and increasing deposit and borrowing costs, possibly negatively affecting the interest rate spread and future earnings.

         Allowance and Provision for Loan Losses - Management's statements regarding the amount and adequacy of the allowance for loan losses and its belief that no additional provisions will be required in 2000.

         Financial Condition - Statements regarding the strategic focus and long-term goals of Potters Bank.

         Statements regarding the ability of loan production offices to reduce reliance on purchased loans to grow the loan portfolio.

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

RESULTS OF OPERATIONS

Net income of $345,000, or $.35 per diluted share, was recorded for the first three months of 2000, $1,000 above the $344,000, or $.34 per diluted share, recorded during first quarter of 1999. However, nonrecurring events in both years positively affected net income. Included in noninterest income for 2000 was $29,000 received as a one-time payment from a shareholder who was required by the Office of Thrift Supervision (OTS) to pay such amount to PFC as a consequence of signing a consent order relating to OTS's control regulations. The payment added $19,000, or $.02 per share, to after-tax net income. A negative loan loss provision of $75,000 recorded during the first quarter of 1999 had a $.05 per diluted share after-tax positive effect on 1999 earnings. Excluding that nonrecurring income from both years, net income increased $31,000, or 10.5%, while diluted earnings per share increased $.04, or 13.8%. Returns on average shareholders' equity and average assets for the first quarter of 2000 were 12.48% and .94%, versus 12.91% and 1.05% for the first quarter of 1999. On a core earnings basis, the return on average shareholders' equity increased during the first quarter of 2000 to 11.79% from 11.05% during the first quarter of 1999. The return on average assets from core operations was
 .89% for the first quarter of 2000, compared to .90% for the first quarter of 1999.

Interest income during the first quarter of 2000 increased $345,000, or 14.6%, from the first quarter of 1999, primarily from higher loan levels. Gross loan balances increased 15.7% during the last year, from $104.1 million at March 31, 1999, to $120.4 million at March 31, 2000, with real estate loans growing by $10.6 million and consumer and other loans growing by $5.8 million. Interest expense, however, increased $276,000, or 23.1%, during the first quarter of 2000 compared to 1999, from higher deposit and borrowing balances and higher rates paid on those instruments. Net interest income of $1.2 million for the first quarter of 2000 increased $69,000, or 5.9%, from that of the first quarter of 1999. Rising interest rates negatively affected the cost of funds and prompted a narrowing of the interest rate spread, which declined from 3.48% during the first quarter of last year, to 3.33% for the first quarter of 2000. The asset yield increased, from 7.55% through March 31, 1999, to 7.75% through March 2000, but the cost of funds rose to 4.42% during 2000 compared to 4.07% during the first quarter of 1999. Continued increases in interest rates could put further pressure on the interest rate spread and negatively affect future earnings.

Excluding nonrecurring PFC miscellaneous income, other noninterest income increased $37,000, or 38.5%, over the first quarter of 1999, due primarily to fees from loans, deposits and other customer services and rental income. No loan and securities gains were recorded during 2000, compared to $13,000 during the first quarter of 1999.

Noninterest expense increased $47,000, or 5.7%, during the first quarter of 2000, compared to the first quarter of 1999. Salary and benefits increased $27,000 during 2000, primarily from staffing the Mentor loan production office and an increased use of performance-based compensation. Occupancy and equipment expenses increased $19,000 during the first quarter of 2000, caused primarily by rent expense from Mentor and off-site ATM locations, increased office building depreciation from corporate office renovation and improvements, depreciation of new technology and maintenance of equipment and systems. Other noninterest expense increased $1,000 during the first quarter of 2000 compared to the first quarter of 1999, with Mentor office expenses, increased advertising and ATM/Check Card costs offset by lower Federal Deposit Insurance Corporation deposit insurance premiums, a decrease in regulatory supervisory fees and stable consulting and professional fees.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses at March 31, 2000 was $2.0 million, a decrease of $22,000 from December 31, 1999. The decrease during 2000 was due to $37,000 in charge-offs, primarily consumer loans, somewhat offset by $15,000 in recoveries. During the first three months of 1999, a negative loan loss provision of $75,000 and charge-offs of $5,000 were offset by $13,000 in recoveries.

Nonperforming loans of $423,000 at March 31, 2000 represented an increase of $107,000 from nonperforming loans of $316,000 at December 31, 1999, and an increase of $206,000 from nonperforming loans of $217,000 at March 31, 1999. At March 31, 2000, nonperforming loans represented .28% of total assets. The allowance for loan losses represented 476.4% of nonperforming loans at March 31, 2000, compared to 644.6% at December 31, 1999 and 986.0% at March 31, 1999. No loans were designated impaired at March 31, 2000 and December 31, 1999. Due to the current level of unallocated allowances, no provision for loan losses is planned for the remainder of 2000, although no assurances can be given that provisions will not be made during that time if circumstances change, such as increases in the loan portfolio, changes in the economy or increases in nonperforming loans.

FINANCIAL CONDITION

PFC's assets grew to $151.3 million at March 31, 2000, from $143.7 million at December 31, 1999, an increase of $7.6 million, or 5.3%.

Securities available for sale decreased $682,000, to $22.1 million at March 31, 2000, compared to $22.8 million at December 31, 1999. No purchases of securities were made in 2000, but repayments totaled $742,000 for the quarter. Securities are carried at fair value, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale, net of tax, decreased from $540,000 at year-end 1999 to $493,000 at March 31, 2000, primarily from rising prices on adjustable-rate mortgage-backed securities and stepped-rate notes from the Federal Home Loan Bank (FHLB).

Net loans increased from $108.4 million at December 31, 1999, to $117.0 million at March 31, 2000, an increase of $8.7 million, or 8.0%. Loan purchases totaled $5.2 million during 2000 and loan originations caused a $3.5 million net increase in loans. Rising interest rates have resulted in a shift in customer demand from fixed-rate to variable-rate real estate loans, which Potters Bank retains in its portfolio. Therefore, no loans were originated for sale during 2000. Real estate loans increased $8.6 million, or 9.8%, during 2000, with $2.5 million growth in multifamily and commercial real estate loans, and $6.2 million, or 8.7%, in one-to-four family real estate loans. The Mentor loan production office was closed as of April 28, 2000. Due to the rising interest rate environment, loan volume has not been sufficient to offset the expenses of continuing the loan production office. The strategic plan calls for utilization of loan production offices to become less reliant on loan purchases to grow the portfolio, although there can be no assurance the demand for loans will continue in surrounding local areas or that the Boardman loan production office will be successful.

Two nonconforming real estate loan programs, which charge slightly higher interest rates on single family residential real estate loans to persons who are considered slightly higher credit risks, totaled $7.2 million at March 31, 2000, $877,000 of which were purchased loans. Such loans involve greater underwriting and default risk than conforming real estate loans. The increased risk is somewhat mitigated by charging a higher interest rate than on conforming loans and adherence to regulatory limitations on the total of such loans and regulatory reporting requirements to the Board of Directors. Such loans are also specifically identified and addressed in management's ongoing review of the allowance for loan losses, and a larger percentage of the allowance is allocated to the nonconforming products than to conforming real estate loans.

Total deposits increased $5.6 million, or 5.0%, during 2000, to $115.9 million at March 31,2000. Inflows occurred primarily in certificates of deposit, the Treasury Index savings account tied to a

90-day Treasury security and checking accounts. The Asset and Liability Management Committee continues to focus on strategies for reduced interest rate risk and responsible deposit management. Such strategies include setting competitive rates on selected certificates of deposit with maturity dates exceeding one year and utilizing tiered interest rates based on amount of deposit.

FHLB advances totaled $23.0 million at March 31,2000, compared to $21.3 million at December 31, 1999. Advances have been used to partially finance a loan purchase during 2000 and to meet liquidity needs.

Shareholders' equity increased $129,000 during 2000 due primarily to net income of $345,000 and a $47,000 decrease in the unrealized loss on securities available for sale, offset by the repurchase of 17,350 common shares for a total of $172,000 and the payment of $98,000, or $.10 per share, in dividends.

LIQUIDITY AND CAPITAL RESOURCES

Normal, recurring sources of funds are primarily customer deposits, securities available for sale, maturities, loan repayments and other funds provided by operations. Potters Bank has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

The most significant components of cash flows from investing activities during the first quarter of 2000 were loan purchases of $5.2 million and a net increase of $3.5 million in loans, offset by repayments of $742,000 in securities available for sale. Operating activities during the first three months of 1999 included originations of loans held for sale of $3.1 million and $2.5 million in sales of such loans. Investing activities during that time frame included loan purchases of $8.7 million and available-for-sale securities purchases of $5.5 million, offset by repayments, calls and maturities of securities of $4.8 million and a net decrease of $2.8 million in portfolio loans.

Financing activities during the three months ended March 31, 2000 included deposit inflows of $5.6 million and proceeds from FHLB advances of $3.4 million, somewhat offset by repayments of FHLB advances of $1.7 million. In addition, PFC purchased 17,350 treasury shares for a total of $172,000 during 2000. Deposit outflows of $789,000 occurred during the first three months of 1999, while other financing activities included FHLB advance proceeds of $5.9 million and the purchase of 41,000 shares for $688,000.

Potters Bank's average regulatory liquidity ratio for March 2000 was 14.52%. At March 31, 2000, Potters Bank had commitments to originate loans of $2.0 million and unused lines of credit totaling $5.8 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters Bank's capital levels as of March 31, 2000 (dollars in thousands):

                                  Tangible               Core               Risk-based
                                   Capital              Capital               Capital
                               ---------------      ---------------      -----------------
                               Amount       %       Amount       %       Amount       %
                               ------      ---      ------      ---      ------      ---
Regulatory capital -
  computed                     $11,196    7.43%     $11,196    7.43%     $12,323    13.66%
Minimum capital
  requirement                    2,261    1.50        6,029    4.00*       7,215     8.00
                               -------    ----      -------    ----      -------    -----
Regulatory capital -
  excess                       $ 8,935    5.93%     $ 5,167    3.43%     $ 5,108     5.66%
                               =======    ====      =======    ====      =======    =====

----------------

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

     Exhibit 3.2  Code of Regulations of Potters                 Incorporated by reference to the 8-A.
         Financial Corporation

     Exhibit 11  Statement re: computation of                    See Note 1 to the consolidated
         per share earnings                                      financial statements included herewith.

     Exhibit 15  Letter re: unaudited interim                    Included herewith.
         financial information

     Exhibit 27  Financial Data Schedule for the                 Included herewith.
         quarter ended March 31,2000

     Exhibit 99  Safe Harbor Under the Private                   Included herewith.
         Securities Litigation Reform Act of 1995

           B.  Reports on Form 8-K - none.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  POTTERS FINANCIAL CORPORATION

Date:  May 5, 2000                By: /s/  Edward L. Baumgardner
                                         ---------------------------------------
                                           Edward L. Baumgardner
                                           Duly Authorized Representative,
                                           President and Chief Executive Officer


                                  By: /s/  Anne S. Myers
                                         ---------------------------------------
                                           Anne S. Myers
                                           Principal Financial Officer and
                                           Principal Accounting Officer