Form 10QSB
period 2000-06-30
POTTERS FINANCIAL CORP
filed 2000-08-07
CIK 1010476

                                                              Page 1 of 20 pages

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JUNE 30, 2000
               -------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT FOR THE TRANSITION PERIOD FROM       TO
                                           ------    ------

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

Common Shares, no par value                         Outstanding at July 31, 2000
                                                    1,003,489 Common Shares

Transitional Small Business Disclosure Format (check one):

         Yes                                      No     X
              ---------                               -------

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2000

                         Part I - Financial Information

Item 1.  Financial Statements

         Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-QSB as referenced below:

                                                                                        Page
                                                                                        Number (s)
                                                                                        ----------
Consolidated Balance Sheets                                                                 3

Consolidated Statements of Income                                                           4

Consolidated Statements of Comprehensive Income                                             5

Consolidated Statements of Changes in Shareholders' Equity                                  5

Consolidated Statements of Cash Flows                                                       6-7

Notes to Consolidated Financial Statements                                                  8-12

Independent Accountants' Report                                                             13

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                  14-18

                           Part II - Other Information

Item 1.      Legal Proceedings                                                              18

Item 2.      Change in Securities and Use of Proceeds                                       18
Item 3.      Defaults Upon Senior Securities                                                18

Item 4.      Submission of Matters to a Vote of
             Security Holders                                                               18-19

Item 5.      Other Information                                                              19

Item 6.      Exhibits and Reports on Form 8-K                                               19

Signatures                                                                                  20

                          POTTERS FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

---------------------------------------------------------------------------------------------------------------------


                                                                                    June 30,          December 31,
                                                                                      2000                1999
                                                                                      ----                ----
ASSETS
      Cash and due from financial institutions                                    $     4,402        $     6,441
      Interest-bearing deposits                                                           383                801
      Federal funds sold                                                                    4                 38
                                                                                  -----------        -----------
         Cash and cash equivalents                                                      4,789              7,280

      Securities available for sale                                                    21,196             22,751
      Federal Home Loan Bank stock                                                      1,228              1,184
      Loans, net                                                                      119,476            108,360
      Premises and equipment, net                                                       1,931              1,960
      Other assets                                                                      2,235              2,201
                                                                                  -----------        -----------

         Total assets                                                             $   150,855        $   143,736
                                                                                  ===========        ===========

LIABILITIES

      Deposits                                                                    $   117,303        $   110,335
      Federal Home Loan Bank advances                                                  20,850             21,300
      Accrued expenses and other liabilities                                            1,664              1,081
                                                                                  -----------        -----------

         Total liabilities                                                            139,817            132,716

SHAREHOLDERS' EQUITY

      Common shares, no par value
        Authorized: 2,000,000 shares;
         Issued:  1,116,528 shares in 2000 and 1999
      Paid-in capital                                                                   5,276              5,429
      Retained earnings                                                                 7,703              7,945
      Accumulated other comprehensive income                                             (494)              (540)
      Unearned compensation on
        recognition and retention plan shares                                             (60)               (60)
      Treasury stock, at cost: 113,039 shares
        in 2000 and 89,689 in 1999                                                     (1,387)            (1,754)
                                                                                  -----------        -----------

         Total shareholders' equity                                                    11,038             11,020
                                                                                  -----------        -----------

         Total liabilities and shareholders' equity                               $   150,855        $   143,736
                                                                                  ===========        ===========

---------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

---------------------------------------------------------------------------------------------------------------
                                                          Three months ended              Six months ended
                                                               June 30,                       June 30,
                                                       -------------------------      -------------------------
                                                          2000           1999           2000            1999
                                                          ----           ----           ----            ----
INTEREST INCOME
Loans, including fees                                  $   2,418       $   2,134      $   4,725      $   4,074
Securities                                                   368             371            746            721
Federal funds sold and other                                  12              25             30             93
                                                       ---------       ---------      ---------      ---------
                                                           2,798           2,530          5,501          4,888

INTEREST EXPENSE
Deposits                                                   1,227           1,033          2,380          2,008
Federal Home Loan Bank advances                              328             267            647            488
                                                       ---------       ---------      ---------      ---------
                                                           1,555           1,300          3,027          2,496
                                                       ---------       ---------      ---------      ---------

NET INTEREST INCOME                                        1,243           1,230          2,474          2,392

Provision for loan losses                                                                                  (75)
                                                       ---------       ---------      ---------      ---------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                1,243           1,230          2,474          2,467

NONINTEREST INCOME
Loan and security gains                                                       19                            32
Other noninterest income                                     143             106            305            202
                                                       ---------       ---------      ---------      ---------
                                                             143             125            305            234
                                                       ---------       ---------      ---------      ---------
NONINTEREST EXPENSE
Compensation and benefits                                    393             423            817            820
Occupancy and equipment                                      114             122            235            224
Other noninterest expense                                    823             337          1,148            661
                                                       ---------       ---------      ---------      ---------
                                                           1,330             882          2,200          1,705
                                                       ---------       ---------      ---------      ---------

INCOME BEFORE INCOME TAX                                      56             473            579            996

Income tax expense                                            19             164            197            343
                                                       ---------       ---------      ---------      ---------

NET INCOME                                             $      37       $     309      $     382      $     653
                                                       =========       =========      =========      =========

Earnings per common share
         Basic                                         $    0.04       $   0.30       $    0.38      $    0.64
                                                       =========       ========       =========      =========

         Diluted                                       $    0.04       $   0.29       $    0.37      $    0.62
                                                       =========       ========       =========      =========


---------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                                   (Unaudited)
                             (Dollars in thousands)

----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                            Three months ended                  Six months ended
                                                                 June 30,                           June 30,
                                                       ---------------------------        ----------------------------
                                                          2000             1999              2000             1999
                                                          ----             ----              ----             ----

NET INCOME                                             $      37         $     309        $     382         $     653

Other comprehensive income (net of tax):

Change in unrealized loss on securities
 available for sale arising during the period                 (1)             (260)              46              (352)
Reclassification adjustment for accumulated
 (gains)/losses included in net income                                                                             (1)
                                                       ---------         ---------        ---------         ---------

Total other comprehensive income                              (1)             (260)              46              (353)
                                                       ---------         ---------        ---------         ---------

COMPREHENSIVE INCOME                                   $      36         $      49        $     428         $     300
                                                       =========         =========        =========         =========

----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                              2000             1999
                                                                              ----             ----

BALANCE - JANUARY 1                                                      $    11,020      $    11,157

Net income for the six months ended June 30                                      382              653

Issuance of 231 common shares for the exercise
 of stock options                                                                                   1

Tax benefit arising from recognition and
 retention plan shares                                                            14               24

Purchase of treasury shares (23,350 in 2000
 and 41,377 in 1999)                                                            (231)            (693)

Cash dividends declared ($.19 per share in 2000
 and $.14 per share in 1999)                                                    (193)            (141)

Change in unrealized loss on
 securities available for sale                                                    46             (353)
                                                                         -----------      -----------

BALANCE - JUNE 30                                                        $    11,038      $    10,648
                                                                         ===========      ===========


----------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

------------------------------------------------------------------------------------------------------------------
                                                                                    Six months ended
                                                                                        June 30,
                                                                                 --------------------
                                                                                  2000           1999
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                $    382       $     653

      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                                               156             148
         Provision for loan losses                                                                   (75)
         Net amortization of securities                                               20              52
         Net realized gain on:
             Sales of securities                                                                      (1)
             Sales of loans                                                                          (31)
             Sales of foreclosed real estate
              and repossessed assets                                                  (2)
         Stock dividend on FHLB stock                                                (44)            (36)
         Loans originated for sale                                                                (6,471)
         Proceeds from sales of loans held for sale                                   55           5,154
         Net change in other assets and liabilities                                  509            (843)
                                                                                 -------        --------

                Net cash from operating activities                                 1,076          (1,450)
                                                                                 -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Activity in available-for-sale securities:
         Maturities, repayments and calls                                          1,605           6,246
         Purchases                                                                                (5,518)
      Purchase of FHLB stock                                                                        (116)
      Loan originations and payments, net                                         (3,616)          6,803
      Loan purchases                                                              (7,628)        (16,267)
      Proceeds from sale of foreclosed real estate
       and repossessed assets                                                         10
      Additions to property and equipment                                            (91)           (481)
                                                                                --------       ---------

         Net cash from investing activities                                       (9,720)         (9,333)
                                                                                --------       ---------


------------------------------------------------------------------------------------------------------------------

                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

---------------------------------------------------------------------------------------------------------------
                                                                                    Six months ended
                                                                                        June 30,
                                                                                 --------------------
                                                                                  2000           1999
                                                                                  ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES

      Net change in deposits                                                       6,968           2,084
      Proceeds from FHLB advances                                                  3,400           5,279
      Repayments of FHLB advances                                                 (3,850)         (2,010)
      Other financing activities                                                      59             (39)
      Repurchase of common stock                                                    (231)           (693)
      Proceeds from exercise of stock options                                                          1
      Cash dividends paid                                                           (193)           (141)
                                                                                --------       ---------

         Net cash from financing activities                                        6,153           4,481
                                                                                --------       ---------

Net change in cash and cash equivalents                                           (2,491)         (6,302)

Cash and cash equivalents at beginning of period                                   7,280          11,867
                                                                                --------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  4,789       $   5,565
                                                                                ========       =========


Supplemental disclosures of cash flow information
      Cash paid during the year for:
         Interest                                                               $  2,961       $   2,486
         Income taxes                                                                363             552
---------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Potters Financial Corporation ("PFC") and its wholly-owned subsidiary, Potters Bank, both headquartered in East Liverpool, Ohio. Significant intercompany transactions and balances have been eliminated in consolidation. These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at June 30, 2000, and its statements of income, comprehensive income and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of PFC and notes thereto included in the 1999 Annual Report.

All banking operations are considered by management to be aggregated in one reportable operating segment.

Comprehensive income is reported for all periods. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

The consolidated balance sheet as of June 30, 2000 reflects a 5% stock dividend, which was paid from treasury shares in July 2000, and reduced retained earnings by $430,000. A 10% stock dividend was paid from treasury shares in March 1999, which reduced retained earnings by $1.3 million. All references to common shares, earnings and dividends per share have been restated to reflect all stock dividends and stock splits.

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential dilution resulting from the issuance of common shares upon stock option exercises. Following is a summary of shares used in computing
EPS:


                                                       Three months ended                  Six months ended
                                                       -------------------                 ----------------
                                                            June 30,                           June 30,
                                                            --------                           --------
                                                     2000              1999             2000              1999
                                                     ----              ----             ----              ----
     Weighted average common shares
      outstanding for basic EPS                      990,356        1,013,445           998,010        1,017,223
     Add:  Dilutive effects of assumed
      exercises of stock options                      20,257           27,261            20,258           30,746
                                                 -----------      -----------       -----------      -----------
     Average shares and dilutive potential
      common shares                                1,010,613        1,040,706         1,018,268        1,047,969
                                                 ===========      ===========       ===========      ===========

As of June 30, 2000 and June 30, 1999, there were 31,080 and 32,655 antidilutive stock options. Antidilutive stock options are those in which the exercise price of the option exceeds the fair market value of the underlying stock. The antidilutive stock options were excluded from the above calculation.

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

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows:

                                                                     Gross            Gross           Estimated
                                                 Amortized        Unrealized       Unrealized           Fair
                                                   Cost              Gains           Losses             Value
                                                   ----              -----           ------             -----
                                                                     (Dollars in thousands)
June 30, 2000
-------------
        U.S. government and
         federal agencies                      $    10,496      $                 $      (464)     $    10,032
        Other                                          473               25                                498
        Agency issued mortgage-
         backed securities                          10,953               11              (320)          10,644
                                               -----------      -----------       -----------      -----------
                                                    21,922               36              (784)          21,174

        Equity securities                               22                                                  22
                                               -----------      -----------       -----------      -----------

                                               $    21,944      $        36       $      (784)     $    21,196
                                               ===========      ===========       ===========      ===========
December 31,1999
----------------
        U.S. government and
         federal agencies                      $    10,496      $                 $      (578)     $     9,918
        Other                                          500               15                                515
        Agency issued mortgage-
         backed securities                          12,551               48              (302)          12,297
                                               -----------      -----------       -----------      -----------
                                                    23,547               63              (880)          22,730

        Equity securities                               22                                 (1)              21
                                               -----------      -----------       -----------      -----------

                                               $    23,569      $        63       $      (881)     $    22,751
                                               ===========      ===========       ===========      ===========

Contractual maturities of debt securities available for sale at June 30, 2000 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                      Amortized      Estimated
                                                                        Cost        Fair Value
                                                                        ----        ----------
                                                                       (Dollars in thousands)

        Due in one year or less                                      $      3       $       3
        Due after one year through five years                           3,150           3,052
        Due after five years through ten years                          2,506           2,444
        Due after ten years                                             5,310           5,031
        Agency issued mortgage-
         backed securities                                             10,953          10,644
                                                                     --------       ---------

                                                                     $ 21,922       $  21,174
                                                                     ========       =========

Available-for-sale securities totaling $3.0 million were called during the first six months of 1999, resulting in a gain of $1,000.

The carrying value of securities pledged as collateral for public funds totaled $7.9 million at June 30, 2000.


--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE

Loans receivable were as follows:

                                                                                June 30,          December 31,
                                                                                  2000                1999
                                                                                  ----                ----
                                                                                   (Dollars in thousands)
Real estate loans
        One-to-four family residences                                        $    79,088         $    70,732
        Loans held for sale                                                                               55
        Nonresidential property                                                   17,747              14,257
        Multifamily and other                                                      2,900               3,055
                                                                             -----------         -----------

                                                                                  99,735              88,099
                                                                             -----------         -----------
Consumer and other loans
        Home equity loans (1)                                                     13,462              13,301
        Purchased second mortgage loans                                            5,275               5,715
        Secured, unsecured consumer
         loans and lines of credit                                                 2,302               2,309
        Commercial business loans                                                    813                 472
        Other                                                                      1,914               1,716
                                                                             -----------         -----------

                                                                                  23,766              23,513
                                                                             -----------         -----------

Total loan principal balances                                                    123,501             111,612
        Undisbursed loan funds                                                    (2,631)             (1,848)
        Premiums on purchased loans,
         unearned interest and net
         deferred loan (fees) costs                                                  629                 633
        Allowance for loan losses                                                 (2,023)             (2,037)
                                                                             -----------         -----------

                                                                             $   119,476         $   108,360
                                                                             ===========         ===========

----------------
(1) June 30, 2000 and December 31, 1999 totals include $6.8 million of first mortgage home equity loans from various parts of the country purchased from a bank in Indiana.

Activity in the allowance for loan losses was as follows:

                                                                                      Six months ended
                                                                                          June 30,
                                                                             --------------------------------
                                                                                  2000                1999
                                                                                  ----                ----
                                                                                   (Dollars in thousands)

      Beginning balance                                                      $     2,037         $     2,211
      Provision for loan losses                                                                          (75)
      Recoveries                                                                      28                  19
      Charge-offs                                                                    (42)                (32)
                                                                             -----------         -----------

      Ending balance                                                         $     2,023          $    2,123
                                                                             ===========         ===========

Nonaccrual and renegotiated loans totaled $540,000 and $316,000 at June 30, 2000 and December 31, 1999. Potters Bank is not committed to lend additional funds to debtors whose loans have been modified. Impaired loans were not material at any date or during any period presented.

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances were as follows:

                                                                                June 30,          December 31,
                                                                                  2000                1999
                                                                                  ----                ----
                                                                                   (Dollars in thousands)
Maturities March 2000 through December 2009, primarily
 fixed rate, from 4.75% to 6.50%, averaging 5.43%                                                $    21,300

Maturities September 2000 through May 2010,
 fixed rate, from 5.54% to 6.78%, averaging 6.04%                            $    20,850
                                                                             -----------         -----------
                                                                             $    20,850         $    21,300
                                                                             ===========         ===========

FHLB advances are payable at maturity, or prior to maturity with prepayment penalties. At June 30, 2000, advances totaling $12.0 million were convertible fixed-rate advances which, at the FHLB's option, can be converted to the London Interbank Offering Rate on a quarterly basis after the first year. If the FHLB exercises its option, the advances may be repaid in whole or in part on any of the quarterly repricing dates without prepayment penalty. Advances are collateralized by all shares of FHLB stock and by 100% of the qualified real estate loan portfolio.

As of June 30, 2000, scheduled maturities of advances were as follows:

                                                                         (Dollars in thousands)
                  Due in one year or less                                    $     4,850
                  Due after one year through two years                             4,000
                  After five years                                                12,000
                                                                             -----------

                                                                             $    20,850
                                                                             ===========

NOTE 5 - STOCK OPTIONS

A summary of activity relating to stock options during the periods listed was as follows:

                                                  Six months ended                   Six months ended
                                                    June 30, 2000                     June 30, 1999
                                                    -------------                     -------------
                                                              Weighted                           Weighted
                                                               Average                            Average
                                                              Exercise                           Exercise
                                              Shares            Price            Shares            Price
                                              ------            -----            ------            -----

Outstanding - January 1                        85,078         $  7.80             54,502         $  5.20
Granted                                        26,355            8.57             31,500           12.44
Exercised                                                                           (231)           4.33
Expired unexercised                            (1,576)          12.44
                                            ---------                           --------

Outstanding - June 30                         109,857            7.99             85,771            7.86
                                            =========                           ========
-------------------------------------------------------------------------------------------------------------

                                                                             11.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. A $296,000 nonrecurring expense, net of tax, was recorded during the second quarter of 2000 relating to a check fraud scheme. Potters Bank deposited bank cashier's checks issued by a regional financial institution into a customer's account, and provided the customer immediate use of those funds as is customary in the industry when dealing with cashier's checks. Payments on those official checks were stopped by the issuing bank. Potters Bank intends to aggressively pursue all available options for the recovery of the funds and has filed suit against the financial institution and others relating to this fraud. Management does not believe there now are any other such matters that will have a material effect on the financial statements.

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

Financial instruments with off-balance sheet risk at June 30, 2000 were as follows:

                                                Fixed          Variable
                                                Rate             Rate
                                                ----             ----
                                               (Dollars in thousands)
Commitments to make loans
 (at market rates)                          $       312       $     3,602
Unused lines of credit and
 letters of credit                                                  5,848

Commitments to make loans are generally made for periods of 60 days or less. The fixed-rate loan commitments have interest rates ranging from 8.00% to 8.50%, with maturity dates of 15 to 30 years. Interest rates on variable-rate loan commitments have interest rates ranging from 8.50% to 13.00%.

NOTE 7 - CONCENTRATIONS OF CREDIT RISK

Current local loan origination activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. The Boardman loan production office focuses on originating loans in Mahoning and Trumbull Counties in northeastern Ohio and Beaver and Allegheny Counties in northwestern Pennsylvania. At June 30, 2000, the loan portfolio included approximately $22.6 million of purchased one-to-four family real estate loans, $11.9 million on properties located in northwestern Ohio, $2.9 million on properties in southwestern Ohio and $6.4 million on properties in Hilton Head, South Carolina. As of June 30, 2000, multifamily and nonresidential real estate loan purchases totaling $ 1.1 million were secured by properties located in northwest Ohio and $2.0 million in southwest Ohio. The loan portfolio also included $4.6 million of real estate loans, $6.8 million of first mortgage home equity loans and $5.3 million of second mortgage loans from various parts of the country, purchased from a bank in Indiana.

Two nonconforming real estate loan programs, which charge a slightly higher interest rate on single family residential mortgage loans, are available to persons who are considered slightly higher credit risks. Such loans totaled $7.6 million at June 30, 2000. Of the $7.6 million, $575,000 were purchased real estate loans from southwest Ohio also reported above.

--------------------------------------------------------------------------------

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Potters Financial Corporation
East Liverpool, Ohio

We have reviewed the consolidated balance sheet of Potters Financial Corporation as of June 30, 2000, the related consolidated statements of income and comprehensive income for the quarters and year-to-date periods ended June 30, 2000 and 1999, and the consolidated statements of changes in shareholders' equity and cash flows for the year-to-date periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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




Columbus, Ohio
July 25, 2000

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations

GENERAL

In the following pages, management presents an analysis of the financial condition of Potters Financial Corporation ("PFC") and its wholly-owned subsidiary, Potters Bank, as of June 30, 2000 and December 31, 1999, and its results of operations for the three and six months ended June 30, 2000 and 1999. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Potters Bank's general market area. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements. See Exhibit 99, attached hereto, which is incorporated herein by reference.

Without limiting the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

     RESULTS OF OPERATIONS - Statements regarding rising interest rates and increasing deposit and borrowing costs, possibly negatively affecting the interest rate spread and future earnings.

     Management's statements regarding its plan to aggressively pursue all available options for the recovery of funds relating to a check fraud expensed during the 2000 second quarter.

     ALLOWANCE AND PROVISION FOR LOAN LOSSES - Management's statements regarding the amount and adequacy of the allowance for loan losses and its belief that no additional provisions will be required in 2000.

     FINANCIAL CONDITION - Statements regarding the strategic focus and long-term goals of Potters Bank.

     Statements regarding the ability of loan production offices to reduce Potters Bank's reliance on purchased loans to grow the loan portfolio.

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

RESULTS OF OPERATIONS

Net income of $37,000, or $.04 per diluted share, was recorded for the three months ended June 30, 2000, compared to $309,000, or $.29 per diluted share, for the same three months in 1999. The annualized return on average shareholders' equity declined to 1.31% for the second quarter of 2000, from 11.44% during the comparable period in 1999, while the annualized return on average assets decreased to .10% from .89%. Second quarter 2000 net income was negatively affected by a $296,000 nonrecurring expense, net of tax, relating to a check fraud scheme. Potters Bank deposited bank cashier's checks issued by a regional financial institution into a customer's account, and provided the customer immediate use of those funds as is customary in the industry when dealing with cashier's checks. Payments to Potters Bank on those official checks were stopped by the issuing bank. Potters Bank intends to aggressively pursue all available options for the recovery of the funds and has filed suit against the financial institution and others relating to this fraud. Excluding this nonrecurring item that caused a $.29 drop in diluted earnings per share for the quarter, diluted earnings per share for the second quarter of 2000 were $.33, a 13.8% increase over the second quarter 1999 diluted earnings per share of $.29.

Net income for the six months ended June 30, 2000 was $382,000, or $.37 per diluted share, compared to net income of $653,000, or $.62 per diluted share, for the first six months of 1999. Returns on average shareholders' equity and average assets during the first six months of 2000 were 6.81% and .52%, compared to 11.99% and .97% during the first six months of 1999. However, nonrecurring events in both years affected net income. During 2000, noninterest expense was negatively impacted by the check fraud expense discussed above and noninterest income was positively impacted by the receipt of a one-time payment of $29,000 from a shareholder who was required by the Office of Thrift Supervision ("OTS") to pay such amount to PFC as a consequence of signing a consent order relating to the OTS's control regulations. The net impact of nonrecurring events during 2000 was a reduction of $.27 per diluted share. During the first half of 1999, a negative loan loss provision of $75,000 was recorded, which had an after-tax positive effect of $.05 per diluted share. On a core earnings basis, the annualized return on average shareholders' equity increased to 11.60% during the first six months of 2000, compared to 11.08% during the comparable period in 1999. On a core earnings basis, the annualized return on average assets remained relatively constant at .89% during 2000 versus .90% during the first six months of 1999, while earnings per diluted share increased $.07, or 12.3%, during 2000.

Interest income increased $268,000, or 10.6%, during the second quarter of 2000, primarily from a 13.3% increase in loan interest income. During the first six months of 2000, interest income increased $613,000, or 12.5%, as loan interest income grew $651,000. Loan principal balances increased 13.7% during the last year, from $108.6 million at June 30, 1999, to $123.5 million at June 30, 2000, with real estate loans growing $14.7 million. Interest expense increased $255,000, or 19.6%, during the second quarter of 2000 over 1999 and increased $531,000, or 21.3%, for the first six months of 2000 over 1999, from higher deposit and borrowing balances and higher rates paid on those instruments. Net interest income increased $13,000, or 1.1%, during the second quarter of 2000 and $82,000, or 3.4%, on a year-to-date basis compared to the same time periods in 1999.

Rising interest rates negatively affected the cost of funds and prompted a narrowing of the interest rate spread, which declined from 3.52% during the first six months of 1999, to 3.31% during 2000. The asset yield increased, from 7.62% through June 30, 1999, to 7.81% through June 30, 2000, but the cost of funds rose to 4.50% during 2000 from 4.10% through June 30, 1999. In this rising rate environment, the cost of funds increases faster than the yield on earning assets. Indexed deposits reprice and the certificate of deposit market becomes competitive rather quickly, while consumers hold on to lower fixed-rate loans and many variable-rate assets take longer to reprice than deposits. Continued increases in interest rates could put further pressure on the interest rate spread and negatively affect future earnings.

Other noninterest income, primarily fees from loans, deposits and other customer services and rental income, increased $37,000, or 34.9%, during the second quarter of 2000 over the second quarter of 1999. Excluding nonrecurring PFC miscellaneous income, noninterest income increased $74,000, or 36.6%, during 2000 compared to the first six months of 1999. No loan and securities gains were recorded during 2000, compared to $19,000 during the second quarter of 1999 and $32,000 during the first six months of 1999.

Excluding the $448,000 nonrecurring item ($296,000 after-tax) relating to the check fraud described above, noninterest expense remained constant at $882,000 during the three months ended June 30, 2000 and 1999 and increased $47,000, or 2.8%, for the first six months of 2000 compared to 1999. Compensation and benefits decreased $30,000 during the second quarter of 2000 and decreased $3,000 during the year to date 2000 compared to 1999, primarily from higher loan deferral costs and, in the second quarter, the closing of the Mentor loan production office, offset by higher performance-based compensation. Other noninterest expenses increased $38,000 during the second quarter of 2000 over 1999, and increased $39,000 during the first six months of 2000 over 1999. Increased advertising, professional fees, employee training and ATM/Check Card costs were offset by lower deposit insurance premiums, a decrease in regulatory supervisory fees and stable data processing costs. During the second quarter of 2000, Potters Bank utilized the services of a consultant to help in the development of a technology plan, which contributed to the increase in professional fees, as did legal fees from the check fraud and outside auditing fees from the required quarterly reviews of Securities and Exchange Commission reports.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses was $2.0 million at June 30, 2000 and at December 31, 1999. Charge-offs totaling $42,000, primarily consumer loans, were somewhat offset by $28,000 in recoveries. During the first six months of 1999, a negative loan loss provision of $75,000 and charge-offs of $32,000 were offset by $19,000 in recoveries.

Nonperforming loans of $540,000 at June 30, 2000 represented increases of $224,000 from nonperforming loans of $316,000 at December 31, 1999, and $284,000 from nonperforming loans of $256,000 at June 30, 1999. At June 30, 2000, nonperforming loans represented .36% of total assets. The allowance for loan losses represented 374.6% of nonperforming loans at June 30, 2000, compared to 644.6% at December 31, 1999 and 829.3% of nonperforming loans at June 30, 1999. No loans were designated impaired at June 30, 2000 or December 31, 1999. Due to the current modest level of nonperforming and problem loans, as well as recent charge-off levels, no provision for loan losses is planned for the remainder of 2000, although no assurances can be given that provisions will not be made during that time if circumstances change, such as increases in the loan portfolio, changes in the economy or increases in nonperforming loans.

FINANCIAL CONDITION

PFC's assets grew to $150.9 million at June 30, 2000, from $143.7 million at December 31, 1999, an increase of $7.1 million, or 5.0%.

Securities available for sale decreased $1.6 million, to $21.2 million at June 30, 2000, compared to $22.8 million at December 31, 1999. No purchases of securities were made in 2000, but repayments totaled $1.6 million. Securities are carried at fair value, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale, net of tax, decreased from $540,000 at year-end 1999 to $494,000 at June 30, 2000, primarily from rising prices on adjustable-rate mortgage-backed securities and stepped-rate notes from the Federal Home Loan Bank ("FHLB").

Net loans increased from $108.4 million at December 31, 1999, to $119.5 million at June 30, 2000, an increase of $11.1 million, or 10.3%. Loan purchases totaled $7.6 million during 2000 and loan originations caused a $3.6 million net increase in loans. Rising interest rates have resulted in a shift in customer demand from fixed-rate to variable-rate real estate loans, which

Potters Bank retains in its portfolio. Therefore, no loans were originated for sale during 2000. Real estate loans increased $11.6 million, or 13.2%, during 2000, with $8.3 million, or 11.7%, in one-to-four family real estate loans, and $3.3 million growth in multifamily and commercial real estate loans. The Mentor loan production office was closed in April 2000 because its loan volume was not sufficient to offset the expenses of continuing the loan production office. The strategic plan calls for utilization of loan production offices to become less reliant on loan purchases to grow the portfolio, although there can be no assurance the demand for loans will continue in surrounding local areas, or that the Boardman loan production office will be successful.

Two nonconforming real estate loan programs, which charge slightly higher interest rates on single family residential real estate loans to persons who are considered slightly higher credit risks, totaled $7.6 million at June 30, 2000, $575,000 of which were purchased loans. Such loans involve greater underwriting and default risk than conforming real estate loans. The increased risk is somewhat mitigated by charging a higher interest rate than on conforming loans and adherence to regulatory limitations on the total of such loans and regulatory reporting requirements to the Board of Directors. Such loans are also specifically identified and addressed in management's ongoing review of the allowance for loan losses, and a larger percentage of the allowance is allocated to the nonconforming products than to conforming real estate loans.

Total deposits increased $7.0 million, or 6.3%, during 2000, to $117.3 million at June 30, 2000. Inflows occurred primarily in certificates of deposit, the Treasury Index savings account tied to the 90-day Treasury bill and checking accounts. The Asset and Liability Management Committee continues to focus on strategies for reduced interest rate risk and responsible deposit management. Such strategies include setting competitive rates on selected certificates of deposit with maturity dates exceeding one year and utilizing tiered interest rates based on amount of deposit.

FHLB advances totaled $20.9 million at June 30, 2000, compared to $21.3 million at December 31, 1999. Advances have been used to partially finance loan growth during 2000 and to meet liquidity needs.

Shareholders' equity increased $18,000 during 2000 due primarily to net income of $382,000 and a $46,000 decrease in the unrealized loss on securities available for sale, offset by the repurchase of 23,350 shares for a total of $231,000 and the payment of $193,000, or $.19 per share, in dividends. A 5% stock dividend was declared in June 2000, which reduced retained earnings by $430,000. The dividend was paid from treasury shares on July 24, 2000, to shareholders of record as of July 6, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Normal, recurring sources of funds are primarily customer deposits, securities available for sale, maturities, loan repayments and other funds provided by operations. Potters Bank has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

The most significant components of cash flows from investing activities during the first six months of 2000 were net loan originations of $3.6 million and loan purchases of $7.6 million, offset by $1.6 million in maturities and repayments of securities. Operating activities during the first six months of 1999 included $6.5 million in loans originated for sale and $5.2 million in sales of loans held for sale. Significant investing activities during the same time period were loan purchases of $16.3 million and purchases of securities of $5.5 million, offset by repayments, calls and maturities of $6.2 million and a net decrease of $6.8 million in loans receivable.

Financing activities during the six months ended June 30, 2000 included deposit inflows of $7.0 million and proceeds from FHLB advances of $3.4 million, offset by repayments of FHLB advances of $3.9 million. In addition, PFC purchased 23,350 treasury shares for a total of $231,000 during 2000. Deposit inflows of $2.1 million occurred during the first six months of 1999, while other financing activities included FHLB advance proceeds of $5.3 million and the purchase of 41,377 shares for $693,000.

Potters Bank's average regulatory liquidity ratio for June 2000 was 11.54%. At June 30, 2000, Potters Bank had commitments to originate loans of $3.9 million and unused lines of credit totaling $5.8 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters Bank's capital levels as of June 30, 2000 (dollars in thousands):

                                  Tangible                    Core                   Risk-based
                                   Capital                   Capital                   Capital
                           --------------------       --------------------        ------------------
                              Amount         %           Amount         %          Amount          %
                              ------        ---          ------        ---         ------         --
Regulatory capital -
  computed                 $11,199         7.44%      $   11,199       7.44%      $12,333      13.73%
Minimum capital
  requirement                2,259         1.50            6,025       4.00*        7,188       8.00
                           -------         ----       ----------       ----       -------      -----
Regulatory capital -
  excess                   $ 8,940         5.94%      $    5,174       3.44%      $ 5,145       5.73%
                           =======         ====       ==========       ====       =======      =====

-------------------
*Savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

YEAR 2000 READINESS DISCLOSURE

Significant time was spent over the last several years on the year 2000 ("Y2K") computer-related problems and all contingency plans were in place prior to the arrival of January 1, 2000. Contingency plans are in place for all subsequent Y2K dates throughout the year 2000 and will be used if problems occur. At the present time, there is no reason to believe that all systems will not continue to operate correctly in relationship to Y2K.

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.
               None.

Item 2.      Changes in Securities and Use of Proceeds.
               None.

Item 3.      Defaults Upon Senior Securities.
               None.

Item 4.      Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of Potters Financial Corporation was held on April 27, 2000. The matters presented to the Security Holders and the votes cast were as follows:

         1)  Election of Directors of Potters Financial Corporation
             Arthur T. Doak                           675,663     FOR
                                                       87,530     WITHHELD

             Timothy M. O'Hara                        675,663     FOR
                                                       87,530     WITHHELD

             Peter D. Visnic                          675,663     FOR
                                                       87,530     WITHHELD

         2)  Ratification of Crowe, Chizek and Company LLP as Auditors
                  746,753      FOR
                    1,643      AGAINST
                   14,797      ABSTAIN

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

     Exhibit 3.2  Code of Regulations of Potters                 Incorporated by reference to the 8-A.
         Financial Corporation

     Exhibit 10.1 Employment Contract with                       Included herewith.
         Edward L. Baumgardner

     Exhibit 10.2 Employment Contract with                       Included herewith.
         Anne S. Myers

     Exhibit 10.3 Employment Contract with                       Included herewith.
         Stephen A. Beadnell

     Exhibit 11  Statement re: computation of                    See Note 1 to consolidated
         per share earnings                                      financial statements included herewith.

     Exhibit 15  Letter re: unaudited interim                    Included herewith.
         financial information

     Exhibit 27  Financial Data Schedule for the                 Included herewith.
         quarter ended June 30, 2000

     Exhibit 99  Safe Harbor Under the Private                   Included herewith.
         Securities Litigation Reform Act of 1995

           B.  Reports on Form 8-K.

     On July 10, 2000, Potters Financial Corporation filed a Form 8-K to report on the issuance of a press release concerning a lawsuit Potters Bank, its subsidiary, filed relating to a check fraud scheme, an accrued loss recorded from that scheme and the impact of that loss on second quarter and year-to-date 2000 earnings.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                POTTERS FINANCIAL CORPORATION

Date: August 2, 2000            By:  /s/  Edward L. Baumgardner
                                   ---------------------------------------
                                     Edward L. Baumgardner
                                     Duly Authorized Representative,
                                     President and Chief Executive Officer

                                By: /s/ Anne S. Myers
                                   ---------------------------------------
                                     Anne S. Myers
                                     Principal Financial Officer and
                                     Principal Accounting Officer