Form 10QSB
period 2000-09-30
POTTERS FINANCIAL CORP
filed 2000-11-09
CIK 1010476

                                                              Page 1 of 20 pages

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 30, 2000
               ------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT FOR THE TRANSITION PERIOD FROM _____________ TO_______________


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

Common Shares, no par value                     Outstanding at October 31, 2000
                                                 997,989 Common Shares

Transitional Small Business Disclosure Format (check one):

                Yes                         No   X
                    -------                    -------

                                        .
                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2000

                         Part I - Financial Information

Item 1.  Financial Statements

         Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-QSB as referenced below:

                                                                      Page
                                                                      Number(s)
                                                                      ---------
Consolidated Balance Sheets                                             3

Consolidated Statements of Income                                       4

Consolidated Statements of Comprehensive Income                         5

Condensed Consolidated Statements of Changes in Shareholders' Equity    5

Consolidated Statements of Cash Flows                                   6-7

Notes to Consolidated Financial Statements                              8-12

Independent Accountants' Report                                         13

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations              14-18

                           Part II - Other Information

Item 1.      Legal Proceedings                                          19

Item 2.      Change in Securities and Use of Proceeds                   19

Item 3.      Defaults Upon Senior Securities                            19

Item 4.      Submission of Matters to a Vote of
             Security Holders                                           19

Item 5.      Other Information                                          19

Item 6.      Exhibits and Reports on Form 8-K                           19

Signatures                                                              20

                          POTTERS FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                      September 30,  December 31,
                                                          2000          1999
                                                          ----          ----
ASSETS

      Cash and due from financial institutions          $  3,716      $  6,441
      Interest-bearing deposits                              755           801
      Federal funds sold                                   1,563            38
                                                        --------      --------
         Cash and cash equivalents                         6,034         7,280

      Securities available for sale                       19,750        22,751
      Federal Home Loan Bank stock                         1,251         1,184
      Loans, net                                         119,974       108,360
      Premises and equipment, net                          1,967         1,960
      Other assets                                         2,347         2,201
                                                        --------      --------

         Total assets                                   $151,323      $143,736
                                                        ========      ========

LIABILITIES

      Deposits                                          $119,114      $110,335
      Federal Home Loan Bank advances                     19,500        21,300
      Accrued expenses and other liabilities               1,330         1,081
                                                        --------      --------

         Total liabilities                               139,944       132,716

SHAREHOLDERS' EQUITY

      Common shares, no par value
        Authorized: 2,000,000 shares;
         Issued: 1,116,528 shares in 2000 and 1999
      Paid-in capital                                      5,281         5,429
      Retained earnings                                    7,935         7,945
      Accumulated other comprehensive income                (354)         (540)
      Unearned compensation on
        recognition and retention plan shares                (46)          (60)
      Treasury stock, at cost: 118,539 shares
        in 2000 and 89,689 in 1999                        (1,437)       (1,754)
                                                        --------      --------

         Total shareholders' equity                       11,379        11,020
                                                        --------      --------

         Total liabilities and shareholders' equity     $151,323      $143,736
                                                        ========      ========

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.
                                                                              3.

                          POTTERS FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                    Three months ended     Nine months ended
                                       September 30,         September 30,
                                    -------------------    -----------------
                                     2000        1999       2000       1999
                                     ----        ----       ----       ----
INTEREST INCOME
Loans, including fees               $2,500      $2,292     $7,225     $6,366
Securities                             367         348      1,113      1,069
Federal funds sold and other            18          34         48        127
                                    ------      ------     ------     ------
                                     2,885       2,674      8,386      7,562

INTEREST EXPENSE
Deposits                             1,323       1,093      3,703      3,101
Federal Home Loan Bank advances        295         278        942        766
                                    ------      ------     ------     ------
                                     1,618       1,371      4,645      3,867
                                    ------      ------     ------     ------

NET INTEREST INCOME                  1,267       1,303      3,741      3,695

Provision for loan losses                                                (75)
                                    ------      ------     ------     ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES          1,267       1,303      3,741      3,770

NONINTEREST INCOME
Loan and security gains                  8           6          8         38
Other noninterest income               144         126        449        328
                                    ------      ------     ------     ------
                                       152         132        457        366
                                    ------      ------     ------     ------
NONINTEREST EXPENSE
Compensation and benefits              402         428      1,219      1,248
Occupancy and equipment                122         106        357        330
Cashier's check loss                                          448
Other noninterest expense              391         348      1,091      1,009
                                    ------      ------     ------     ------
                                       915         882      3,115      2,587
                                    ------      ------     ------     ------

INCOME BEFORE INCOME TAX               504         553      1,083      1,549

Income tax expense                     171         195        368        538
                                    ------      ------     ------     ------

NET INCOME                          $  333      $  358     $  715     $1,011
                                    ======      ======     ======     ======

Earnings per common share
         Basic                      $ 0.34      $ 0.35     $ 0.72     $ 0.99
                                    ======      ======     ======     ======

         Diluted                    $ 0.33      $ 0.34     $ 0.70     $ 0.97
                                    ======      ======     ======     ======

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.
                                                                              4.

                          POTTERS FINANCIAL CORPORATION
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                Three months ended       Nine months ended
                                                   September 30,           September 30,
                                                ------------------       -----------------
                                                  2000      1999          2000      1999
                                                  ----      ----          ----      ----
NET INCOME                                        $333      $358          $715     $1,011

Other comprehensive income (net of tax):

Change in unrealized loss on securities
 available for sale arising during the period      140       (54)          186       (406)
Reclassification adjustment for accumulated
 (gains)/losses included in net income                                                 (1)
                                                  ----      ----          ----     ------

Total other comprehensive income                   140       (54)          186       (407)
                                                  ----      ----          ----     ------

COMPREHENSIVE INCOME                              $473      $304          $901     $  604
                                                  ====      ====          ====     ======

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                        2000         1999
                                                        ----         ----
BALANCE - JANUARY 1                                   $11,020      $11,157

Net income for the nine months ended September 30         715        1,011

Issuance of 231 common shares for the exercise
 of stock options                                                        4

Tax benefit arising from recognition and
 retention plan shares                                     19           34

Recognition and retention plan shares earned               14           15

Purchase of treasury shares (28,850 in 2000
 and 41,377 in 1999)                                     (281)        (693)

Cash dividends declared ($.29 per share in 2000
 and $.23 per share in 1999)                             (294)        (229)

Change in unrealized loss on
 securities available for sale                            186         (407)
                                                      -------      -------

BALANCE - SEPTEMBER 30                                $11,379      $10,892
                                                      =======      =======

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.
                                                                              5.

                          POTTERS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                          Nine months ended
                                                            September 30,
                                                          -----------------
                                                          2000         1999
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                        $   715      $  1,011

      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                      235           214
         Provision for loan losses                                        (75)
         Net amortization of securities                      30            74
         Net realized gain on:
             Sales of securities                                           (1)
             Sales of loans                                  (8)          (37)
             Sales of foreclosed real estate
              and repossessed assets                         (2)
         Stock dividend on FHLB stock                       (67)          (57)
         Loans originated for sale                         (713)       (5,052)
         Proceeds from sales of loans held for sale         776         5,829
         Net change in other assets and liabilities         284          (540)
                                                        -------      --------

                Net cash from operating activities        1,250         1,366
                                                        -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Activity in available-for-sale securities:
         Maturities, repayments and calls                 3,252         7,450
         Purchases                                                     (8,018)
      Purchase of FHLB stock                                             (116)
      Loan originations and payments, net                (4,060)        2,552
      Loan purchases                                     (7,855)      (16,440)
      Proceeds from sale of foreclosed real estate
       and repossessed assets                                10
      Net additions to property and equipment              (187)         (519)
                                                        -------      --------

         Net cash from investing activities              (8,840)      (15,091)
                                                        -------      --------

--------------------------------------------------------------------------------
                                   (Continued)
                                                                              6.

                          POTTERS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                              Nine months ended
                                                                September 30,
                                                              ------------------
                                                              2000        1999
                                                              ----        ----
CASH FLOWS FROM FINANCING ACTIVITIES

      Net change in deposits                                  8,779        4,219
      Proceeds from FHLB advances                             4,150       11,700
      Repayments of FHLB advances                            (5,950)      (7,797)
      Other financing activities                                (60)        (139)
      Repurchase of common stock                               (281)        (693)
      Proceeds from exercise of stock options                                  4
      Cash dividends paid                                      (294)        (229)
                                                            -------      -------

         Net cash from financing activities                   6,344        7,065
                                                            -------      -------

Net change in cash and cash equivalents                      (1,246)      (6,660)

Cash and cash equivalents at beginning of period              7,280       11,867
                                                            -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 6,034      $ 5,207
                                                            =======      =======


Supplemental disclosures of cash flow information
      Cash paid during the year for:
         Interest                                           $ 4,556      $ 3,823
         Income taxes                                           363          552

Supplemental noncash disclosure:
      Transfer from loans to foreclosed real estate and
       repossessed assets                                   $   183

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.
                                                                              7.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Potters Financial Corporation ("PFC") and its wholly-owned subsidiary, Potters Bank, both headquartered in East Liverpool, Ohio. Significant intercompany transactions and balances have been eliminated in consolidation. These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at September 30, 2000, and its statements of income, comprehensive income and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of PFC and notes thereto included in the 1999 Annual Report.

All banking operations are considered by management to be aggregated in one reportable operating segment.

Comprehensive income is reported for all periods. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

The consolidated balance sheet as of September 30, 2000 reflects a 5% stock dividend, which was paid from treasury shares in July 2000, and reduced retained earnings by $430,000. A 10% stock dividend was paid from treasury shares in March 1999, which reduced retained earnings by $1.3 million. All references to common shares, earnings and dividends per share have been restated to reflect all stock dividends and stock splits.

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential dilution resulting from the issuance of common shares upon stock option exercises and shares earned under the recognition and retention plan. Following is a summary of shares used in computing EPS:

                                               Three months ended            Nine months ended
                                               -------------------           -----------------
                                                  September 30,                September 30,
                                                  -------------                -------------
                                                2000          1999          2000          1999
                                                ----          ----          ----          ----
   Weighted average common shares
    outstanding for basic EPS                  990,139     1,015,736       995,337     1,016,792
   Add: Dilutive effects of assumed
    exercises of stock options and
    recognition and retention plan              20,933        28,332        21,879        30,451
                                             ---------     ---------     ---------     ---------
   Average shares and dilutive potential
    common shares                            1,011,072     1,044,068     1,017,216     1,047,243
                                             =========     =========     =========     =========

As of September 30, 2000 and September 30, 1999, there were 31,078 and 32,655 antidilutive stock options. Antidilutive stock options are those in which the exercise price of the option exceeds the fair market value of the underlying stock. The antidilutive stock options were excluded from the above calculation.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

--------------------------------------------------------------------------------
                                                                              8.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows:

                                                    Gross       Gross        Estimated
                                   Amortized     Unrealized   Unrealized       Fair
                                      Cost          Gains       Losses         Value
                                      ----          -----       ------         -----
                                                   (Dollars in thousands)
   September 30, 2000
   ------------------
        U.S. government and
         federal agencies           $ 9,496         $ 9         $(415)        $ 9,090
        Other                           431          28                           459
        Agency issued mortgage-
         backed securities           10,338          16          (175)         10,179
                                    -------         ---         -----         -------
                                     20,265          53          (590)         19,728

        Equity securities                22                                        22
                                    -------         ---         -----         -------

                                    $20,287         $53         $(590)        $19,750
                                    =======         ===         =====         =======
   December 31,1999
   ----------------
        U.S. government and
         federal agencies           $10,496         $           $(578)        $ 9,918
        Other                           500          15                           515
        Agency issued mortgage-
         backed securities           12,551          48          (302)         12,297
                                    -------         ---         -----         -------
                                     23,547          63          (880)         22,730

        Equity securities                22                        (1)             21
                                    -------         ---         -----         -------

                                    $23,569         $63         $(881)        $22,751
                                    =======         ===         =====         =======

Contractual maturities of debt securities available for sale at September 30, 2000 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Amortized    Estimated
                                               Cost      Fair Value
                                               ----      ----------
                                             (Dollars in thousands)
   Due in one year or less                    $     7     $     7
   Due after one year through five years        3,265       3,361
   Due after five years through ten years       2,618       2,321
   Due after ten years                          4,037       3,860
   Agency issued mortgage-
    backed securities                          10,338      10,179
                                              -------     -------

                                              $20,265     $19,728
                                              =======     =======

Available-for-sale securities totaling $1.0 million were called in 2000, resulting in no gain or loss, and $3.0 million were called during 1999, resulting in a gain of $1,000.

The carrying value of securities pledged as collateral for public funds totaled $7.5 million at September 30, 2000.

--------------------------------------------------------------------------------
                                                                              9.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE

Loans receivable were as follows:

                                          September 30,  December 31,
                                              2000           1999
                                              ----           ----
                                            (Dollars in thousands)
Real estate loans
        One-to-four family residences       $ 79,093      $ 70,732
        Loans held for sale                                     55
        Nonresidential property               19,019        14,257
        Multifamily and other                  2,870         3,055
                                            --------      --------

                                             100,982        88,099
                                            --------      --------
Consumer and other loans
        Home equity loans (1)                 13,714        13,301
        Purchased second mortgage loans        4,957         5,715
        Secured, unsecured consumer
         loans and lines of credit             2,404         2,309
        Commercial business loans                701           472
        Other                                  1,810         1,716
                                            --------      --------

                                              23,586        23,513
                                            --------      --------

Total loan principal balances                124,568       111,612
        Undisbursed loan funds                (3,210)       (1,848)
        Premiums on purchased loans,
         unearned interest and net
         deferred loan (fees) costs              586           633
        Allowance for loan losses             (1,970)       (2,037)
                                            --------      --------

                                            $119,974      $108,360
                                            ========      ========

----------
(1) September 30, 2000 and December 31, 1999 totals include $6.6 million and $6.8 million of first mortgage home equity loans from various parts of the country purchased from a bank in Indiana.

Activity in the allowance for loan losses was as follows:


                                                       Nine months ended
                                                         September 30,
                                                   ------------------------
                                                     2000            1999
                                                     ----            ----
                                                     (Dollars in thousands)
   Beginning balance                                $2,037          $2,211
   Provision for loan losses                                           (75)
   Recoveries                                           30              22
   Charge-offs                                         (97)            (74)
                                                    ------          ------

   Ending balance                                   $1,970          $2,084
                                                    ======          ======

Nonaccrual and renegotiated loans totaled $876,000 and $316,000 at September 30, 2000 and December 31, 1999. Potters Bank is not committed to lend additional funds to debtors whose loans have been modified. Impaired loans were not material at any date or during any period presented.

--------------------------------------------------------------------------------
                                                                             10.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances were as follows:

                                                         September 30,  December 31,
                                                             2000         1999
                                                             ----         ----
                                                           (Dollars in thousands)
Maturities March 2000 through December 2009, primarily
 fixed rate, from 4.75% to 6.50%, averaging 5.43%                        $21,300

Maturities March 2001 through May 2010,
 fixed rate, from 5.54% to 6.50%, averaging 5.99%           $19,500
                                                            -------      -------

                                                            $19,500      $21,300
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

As of September 30, 2000, scheduled maturities of advances were as follows:

                                                            Maturities
                                                            ----------
                                                      (Dollars in thousands)
       Due in one year or less                               $ 2,000
       Due after one year through two years                    4,000
       Due after two years through three years                 1,500
       After five years                                       12,000
                                                             -------

                                                             $19,500
                                                             =======

NOTE 5 - STOCK OPTIONS

A summary of activity relating to stock options during the periods listed was as follows:

                                  Nine months ended     Nine months ended
                                  September 30, 2000    September 30, 1999
                                  ------------------    ------------------
                                            Weighted              Weighted
                                             Average               Average
                                            Exercise              Exercise
                                 Shares       Price     Shares      Price
                                 ------       -----     ------      -----
Outstanding - January 1          85,078      $ 7.80     54,502     $ 5.20
Granted                          26,351        8.57     31,500      12.44
Exercised                                                 (924)      4.33
Expired unexercised              (1,580)      12.44
                                -------                 ------

Outstanding - September 30      109,849        7.99     85,078       7.80
                                =======                 ======

--------------------------------------------------------------------------------
                                                                             11.

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

Financial instruments with off-balance sheet risk at September 30, 2000 were as follows:

                                                         Fixed          Variable
                                                         Rate             Rate
                                                         ----             ----
                                                        (Dollars in thousands)
Commitments to make loans
 (at market rates)                                       $796           $1,660
Unused lines of credit and
 letters of credit                                                       5,868

Commitments to make loans are generally made for periods of 60 days or less. The fixed-rate loan commitments have interest rates ranging from 8.0% to 8.375%, with maturity dates of 15 to 30 years.

NOTE 7 - CONCENTRATIONS OF CREDIT RISK

Current local loan origination activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. The Boardman loan production office focuses on originating loans in Mahoning and Trumbull Counties in northeastern Ohio and Beaver and Allegheny Counties in northwestern Pennsylvania. At September 30, 2000, the loan portfolio included approximately $11.7 million of one-to-four family real estate loans on properties located in northwestern Ohio, $2.7 million on properties in southwestern Ohio and $6.2 million on properties in Hilton Head, South Carolina. As of September 30, 2000, multifamily and nonresidential real estate loan purchases totaling $ 1.1 million were secured by properties located in northwest Ohio and $2.0 million in southwest Ohio. The loan portfolio also included $4.6 million of real estate loans, $6.6 million of first mortgage home equity loans and $5.0 million of second mortgage loans from various parts of the country, purchased from a bank in Indiana.

Two nonconforming real estate loan programs, which charge a slightly higher interest rate on single family residential mortgage loans, are available to persons who are considered slightly higher credit risks. Such loans totaled $7.3 million at September 30, 2000. Of the $7.3 million, $572,000 were purchased real estate loans from southwest Ohio also reported above.

NOTE 8 - SUBSEQUENT EVENT

On November 6, 2000, Potters Bank settled all claims against the regional financial institution relating to the check fraud lawsuit discussed in Note 6 upon mutually agreeable terms, resulting in recovery of a portion of the expense recognized in the second quarter. This recovery will be recorded in the fourth quarter of 2000. The lawsuit against the regional financial institution was dismissed by the Columbiana County Common Pleas Court on November 8, 2000. All claims against other parties, however, remain pending.

--------------------------------------------------------------------------------
                                                                             12.

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Potters Financial Corporation
East Liverpool, Ohio

We have reviewed the consolidated balance sheet of Potters Financial Corporation as of September 30, 2000, the related consolidated statements of income and comprehensive income for the quarters and year-to-date periods ended September 30, 2000 and 1999, and the condensed consolidated statements of changes in shareholders' equity and cash flows for the year-to-date periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Columbus, Ohio
October 31, 2000

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations

GENERAL

In the following pages, management presents an analysis of the financial condition of Potters Financial Corporation ("PFC") and its wholly-owned subsidiary, Potters Bank, as of September 30, 2000 and December 31, 1999, and its results of operations for the three and nine months ended September 30, 2000 and 1999. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Potters Bank's general market area. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements. See
Exhibit 99, attached hereto, which is incorporated herein by reference.

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

Management's statements regarding the expectation of higher than usual legal fees until the check fraud lawsuit is resolved.

Statements regarding management's intention to establish a full-service office in Beaver, Pennsylvania in order to expand its loan growth and deposit base, and the net expense which will be incurred during the construction and initial start-up of operations.

Allowance and Provision for Loan Losses - Management's statements regarding the amount and adequacy of the allowance for loan losses and its belief that no additional provisions will be required in 2000.

Management's statements regarding the expectation that provisions for loan losses will resume in 2001.

Financial Condition - Statements regarding the strategic focus and long-term goals of Potters Bank.

Statements regarding the ability of internal loan generation to reduce Potters
     Bank's reliance on purchased loans to grow the loan portfolio.

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

RESULTS OF OPERATIONS

Net income of $333,000, or $.33 per diluted share, was recorded for the three months ended September 30, 2000, compared to $358,000, or $.34 per diluted share, for the same three months in 1999. The annualized return on average shareholders' equity declined to 11.78% for the third quarter of 2000, from 13.20% during the comparable period in 1999, while the annualized return on average assets decreased to .89% from 1.03%. Continued net interest margin pressures resulted in lower net interest income during the third quarter of 2000, compared to the third quarter 1999, and increased legal fees relating to the check fraud lawsuit caused higher noninterest expense. Noninterest income continued to increase, posting a 15.2% gain over the third quarter 1999.

Net income for the first nine months of 2000 was $715,000, or $.70 per diluted share, compared to net income of $1.0 million, or $.97 per diluted share, for the first nine months of 1999. Returns on average shareholders' equity and average assets during the first nine months of 2000 were 8.39% and .64%, compared to 12.13% and .99% during the first nine months of 1999. However, nonrecurring events in both years affected net income.

During the second quarter of 2000, Potters Bank deposited bank cashier's checks issued by a regional financial institution into a customer's account, and provided the customer immediate use of those funds as is customary in the industry when dealing with cashier's checks. Payments to Potters Bank on those official checks were stopped by the issuing bank. As a result, Potters Bank recorded a $296,000 nonrecurring expense, net of tax during the second quarter. Potters Bank intends to aggressively pursue all available options for the recovery of the funds and has filed suit against the financial institution and others relating to this fraud. Also during 2000, noninterest income was positively impacted by the receipt of a one-time payment of $29,000 from a shareholder who was required by the Office of Thrift Supervision ("OTS") to pay such amount to PFC as a consequence of signing a consent order relating to the OTS's control regulations. The net after-tax impact of nonrecurring events during 2000 was a reduction of $.27 per diluted share. During 1999, a negative loan loss provision of $75,000 was recorded, which had an after-tax positive effect of $.05 per diluted share. On a core earnings basis, the annualized return on average shareholders' equity was 11.36% during the first nine months of 2000, compared to 11.53% during the comparable period in 1999. On a core earnings basis, the annualized return on average assets declined to .89% during 2000 versus .94% during the first nine months of 1999, while earnings per diluted share increased $.05, or 5.4%, during 2000.

Interest income increased $211,000, or 7.9%, during the third quarter of 2000, primarily from a 9.1% increase in loan interest income. During the first nine months of 2000, interest income increased $824,000, or 10.9%, as loan interest income grew $859,000. Loan principal balances increased 12.47% during the last year, from $110.8 million at September 30, 1999, to $124.6 million at September 30, 2000, with real estate loans growing $13.9 million. Interest expense increased $247,000, or 18.0%, during the third quarter of 2000 over 1999 and increased $778,000, or 20.1%, for the first nine months of 2000 over 1999, due to a higher level of deposits and higher rates paid on both deposits and borrowings. Net interest income decreased $36,000, or 2.8%, during the third quarter of 2000, but increased $46,000, or 1.2%, on a year-to-date basis compared to the same time periods in 1999.

Rising interest rates negatively affected the cost of funds and prompted a narrowing of the interest rate spread, which declined from 3.59% during the first nine months of 1999, to 3.31% during the first nine months of 2000. The asset yield increased, from 7.75% through September 30, 1999, to 7.87% through September 30, 2000, but the cost of funds rose to 4.56% during the first nine months of 2000 from 4.16% through September 30, 1999. In the rising rate environment of 2000, the cost of funds increased faster than the yield on earning assets. Indexed deposits repriced weekly and the certificate of deposit market became competitive rather quickly, while consumers hold on to lower fixed-rate loans and many variable-rate assets have not yet repriced. Continued increases in interest rates could put further pressure on the interest rate spread and negatively affect future earnings.

Other noninterest income, primarily fees from loans, deposits and other customer services and rental income, increased $18,000, or 14.3%, during the third quarter of 2000 over the second quarter of 1999. Excluding nonrecurring PFC miscellaneous income, noninterest income increased $92,000, or 28.0%, during 2000 compared to the first nine months of 1999. A loan sale during the third quarter 2000 generated a gain of $8,000, compared to $6,000 during the third quarter of 1999 and $38,000 during the first nine months of 1999.

Noninterest expense increased $33,000, or 3.7%, during the third quarter of 2000, compared to the third quarter of 1999, primarily from increased legal fees relating to the check fraud lawsuit. Excluding the $448,000 nonrecurring item ($296,000 after-tax) relating to the check fraud described above, noninterest expense increased $80,000, or 3.1%, for the first nine months of 2000 compared to 1999.

Compensation and benefits decreased $26,000 during the third quarter of 2000 and decreased $29,000 during the year to date 2000 compared to 1999, primarily from higher loan deferral costs and the closing of the Mentor loan production office. Other noninterest expenses increased $43,000 during the third quarter of 2000 over 1999, and, excluding the $448,000 nonrecurring item, increased $82,000 during the first nine months of 2000 over 1999. Savings were realized from lower deposit insurance premiums and regulatory supervisory fees, offset by higher employee training and ATM/Check Card costs. Legal fees increased as a result of the lawsuit and will continue to be higher than usual until the lawsuit is resolved. Professional fees also increased as Potters Bank utilized the services of a consultant during 2000 to aid in the development of a technology plan.

During the third quarter of 2000, Potters Bank announced that it had submitted applications to the Federal Deposit Insurance Corporation and the State of Ohio for approval to establish a branch office in Beaver, Pennsylvania. The strategic plan includes the pursuit of expansion in geographic and service markets, and management believes Beaver, a neighboring community approximately twenty miles east of East Liverpool, is a logical step in that expansion. Potters Bank has been originating loans in that area and plans a full-service facility intended to widen the deposit base needed to fund loan growth, although there can be no assurance that the branch will be established or that it will be successful in attracting additional loans or deposits. During construction and the initial start-up of operations, the branch will be incurring net expense.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses was $2.0 million at September 30, 2000 and at December 31, 1999. Charge-offs totaling $97,000, primarily consumer and real estate loans, were offset by $30,000 in recoveries. During the first nine months of 1999, a negative loan loss provision of $75,000 and charge-offs of $74,000 were offset by $22,000 in recoveries.

Nonperforming loans of $876,000 at September 30, 2000 represented increases of $560,000 from nonperforming loans of $316,000 at December 31, 1999, and $782,000 from nonperforming loans of $94,000 at September 30, 1999. Nonperforming loans at September 30, 2000 consisted primarily of one-to-four family real estate loans, with approximately 30% resulting from the nonconforming loan programs and approximately 37% resulting from purchased loan packages. At September 30, 2000, nonperforming loans represented .58% of total assets. The allowance for loan losses represented 224.9% of nonperforming loans at September 30, 2000, compared to 644.6% at December 31, 1999 and 2,217.0% of nonperforming loans at September 30, 1999. The decline in the allowance percentage was the result of both increasing nonperforming loans and growth in the loan portfolio. No loans were designated impaired at September 30, 2000 or December 31, 1999. Based on management's ongoing analysis of the allowance for loan losses, no provision for loan losses is planned for the remainder of 2000, although no assurances can be given that provisions will not be made during that time if circumstances change, such as increases in the loan portfolio, changes in the economy or further increases in nonperforming loans. It is anticipated that regular provisions will resume in 2001.

FINANCIAL CONDITION

PFC's assets grew to $151.4 million at September 30, 2000, from $143.7 million at December 31, 1999, an increase of $7.6 million, or 5.3%.

Securities available for sale decreased $3.0 million, to $19.8 million at September 30, 2000, compared to $22.8 million at December 31, 1999. No purchases of securities were made in 2000, but calls and repayments totaled $3.3 million. Securities available for sale are carried at fair value, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale, net of tax, decreased from $540,000 at year-end 1999 to $354,000 at September 30, 2000, primarily from rising prices on adjustable-rate mortgage-backed securities and stepped-rate notes from the Federal Home Loan Bank ("FHLB").

Net loans increased from $108.4 million at December 31, 1999, to $120.0 million at September 30, 2000, an increase of $11.6 million, or 10.7%. Loan purchases of $7.9 million during 2000 and $4.1 million of net loan originations caused the increase in loans. Rising interest rates have resulted in a shift in customer demand from fixed-rate to adjustable-rate real estate loans, which Potters Bank retains in its portfolio. Loans originated for sale during 2000 totaled $713,000. Proceeds from sales of loans totaled $776,000, generating a gain of $8,000. Real estate loans increased $12.9 million, or 14.6%, during 2000, with $8.4 million, or 11.8%, in one-to-four family real estate loans, and $4.6 million growth in multifamily and commercial real estate loans. The Mentor loan production office was closed in April 2000 because its loan volume was not sufficient to offset the expenses of continuing the loan production office. The strategic plan calls for utilization of internal loan generation to become less reliant on loan purchases to grow the portfolio, although there can be no assurance that the demand for loans will continue in surrounding local areas, or that the Boardman loan production office or the proposed Beaver Office will successfully penetrate their respective markets.

Two nonconforming real estate loan programs, which charge slightly higher interest rates on single family residential real estate loans to persons who are considered slightly higher credit risks, totaled $7.3 million at September 30, 2000, $572,000 of which were purchased loans. Such loans involve greater underwriting and default risk than conforming real estate loans. The increased risk is somewhat mitigated by charging a higher interest rate than on conforming loans and adherence to regulatory limitations on the total of such loans and regulatory reporting requirements to the Board of Directors. Such loans are also specifically identified and addressed in management's ongoing review of the allowance for loan losses, and a larger percentage of the allowance is allocated to the nonconforming products than to conforming real estate loans. Of such loans, $268,000 were nonperforming at September 30, 2000.

Total deposits increased $8.8 million, or 8.0%, during 2000, to $119.1 million at September 30, 2000. Inflows occurred primarily in certificates of deposit, the Treasury Index savings account tied to the 90-day Treasury bill and checking accounts. The Asset and Liability Management Committee continues to focus on strategies for reduced interest rate risk and responsible deposit management. Such strategies include setting competitive rates on selected certificates of deposit with maturity dates exceeding one year and utilizing tiered interest rates based on the amount on deposit.

FHLB advances totaled $19.5 million at September 30, 2000, compared to $21.3 million at December 31, 1999. Advances were used primarily to meet liquidity needs during 2000. As deposit inflows occurred during 2000, $1.8 million of the advances were repaid.

Shareholders' equity increased $359,000 during 2000 due primarily to net income of $715,000 and a $186,000 decrease in the unrealized loss on securities available for sale, offset by the repurchase of 28,850 shares for a total of $281,000 and the payment of $294,000, or $.29 per share, in dividends. A 5% stock dividend was declared in June 2000, which reduced retained earnings by $430,000. The dividend was paid from treasury shares on July 24, 2000, to shareholders of record as of July 6, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Normal, recurring sources of funds are primarily customer deposits, securities available for sale, maturities, loan repayments and other funds provided by operations. Potters Bank has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

The most significant components of cash flows from investing activities during the first nine months of 2000 were net loan originations of $4.1 million and loan purchases of $7.9 million, offset by $3.3 million in calls, maturities and repayments of securities. Operating activities during the first nine months of 1999 included $5.1 million in loans originated for sale and $5.8 million in sales of loans held for sale. Significant investing activities during the same time period were loan purchases of $16.4 million and purchases of securities of $8.0 million, offset by repayments, calls and maturities of $7.5 million and a net decrease of $2.6 million in loans receivable.

Financing activities during the nine months ended September 30, 2000 included deposit inflows of $8.8 million and proceeds from FHLB advances of $4.2 million, offset by repayments of FHLB advances of $6.0 million. In addition, PFC purchased 28,850 treasury shares for a total of $281,000 during 2000. Deposit inflows of $4.2 million occurred during the first nine months of 1999, while other financing activities included net FHLB advance proceeds of $3.9 million and the purchase of 41,377 shares for $693,000.

Potters Bank's average regulatory liquidity ratio for September 2000 was 12.12%. At September 30, 2000, Potters Bank had commitments to originate loans of $2.4 million and unused lines of credit totaling $5.9 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters Bank's capital levels as of September 30, 2000 (dollars in thousands):

                              Tangible               Core              Risk-based
                              Capital               Capital              Capital
                         ----------------     -----------------     -----------------
                          Amount       %       Amount       %        Amount       %
                          ------      ---      ------      ---       ------      ---
Regulatory capital -
  computed               $11,580     7.66%    $11,580     7.66%     $12,782     13.39%
Minimum capital
  requirement              2,269     1.50       6,050     4.00*       7,634      8.00
                         -------     ----     -------     ----      -------     -----
Regulatory capital -
  excess                 $ 9,311     5.16%    $ 5,530     3.66%     $ 5,148      5.39%
                         =======     ====     =======     ====      =======     =====

----------
*Savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

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

     Exhibit 3.1  Articles of Incorporation of Potters           Incorporated by reference to the
         Financial Corporation                                   Form 8-A filed with the SEC on
                                                                 March 4, 1996(the "8-A").

     Exhibit 3.2  Code of Regulations of Potters                 Incorporated by reference to the 8-A.
         Financial Corporation

     Exhibit 10.1  Employment Contract with                      Included herewith.
         Edward L. Baumgardner

     Exhibit 10.2  Employment Contract with                      Included herewith.
         Albert E. Sampson

     Exhibit 11  Statement re: computation of                    See Note 1 to consolidated
         per share earnings                                      financial statements included
                                                                 herewith.

     Exhibit 15  Letter re: unaudited interim                    Included herewith.
         financial information

     Exhibit 27  Financial Data Schedule for the                 Included herewith.
         quarter ended September 30, 2000

     Exhibit 99  Safe Harbor Under the Private                   Included herewith.
         Securities Litigation Reform Act of 1995

           B.  Reports on Form 8-K.

         On August 16, 2000, Potters Financial Corporation filed a Form 8-K to report on the issuance of a press release regarding Potters Bank's filing of applications to the Federal Deposit Insurance Corporation and the State of Ohio for approval to open a full-service banking office in Beaver, Pennsylvania.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   POTTERS FINANCIAL CORPORATION

Date:  November 8, 2000            By: /s/ Edward L. Baumgardner
                                       -------------------------------------
                                       Edward L. Baumgardner
                                       Duly Authorized Representative,
                                       President and Chief Executive Officer

                                   By: /s/ Anne S. Myers
                                       -------------------------------------
                                       Anne S. Myers
                                       Principal Financial Officer and
                                       Principal Accounting Officer