Form 10KSB40
period 2000-12-31
POTTERS FINANCIAL CORP
filed 2001-03-23
CIK 1010476

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  [ X ]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT  OF 1934

For the Fiscal Year Ended December 31, 2000
                          -----------------

  [   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-27980

                          POTTERS FINANCIAL CORPORATION
                          -----------------------------
                 (Name of small business issuer in its charter)

            OHIO                                            34-1817924
 -------------------------------                         ----------------
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

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                           Common Shares, no par value
                           ---------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for the fiscal year ended December 31, 2000, totaled $11,953,000.

                  Based upon information regarding the last sales price provided by The Nasdaq Stock Market, the aggregate market value of the voting stock held by non-affiliates of the Registrant on March 9, 2001, was $10,426,882.

                       As of March 9, 2001, 997,989 of the
               issuer's common shares were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


         The following sections of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of Potters Financial Corporation (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB:

1.   PROPOSAL ONE - ELECTION OF DIRECTORS;

2.   EXECUTIVE OFFICERS;

3.   COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS;

4. VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; and

5.   CERTAIN TRANSACTIONS


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Potters Financial Corporation ("PFC") is a unitary savings and loan holding company, incorporated on August 30, 1995 under the laws of the State of Ohio. Potters Bank, also incorporated under Ohio law, is PFC's wholly-owned subsidiary. As of January 3, 2000, Potters Bank converted from an Ohio-chartered savings and loan association to an Ohio-chartered savings bank. Potters Bank provides financial products and services through its three offices in and near East Liverpool, Ohio and a loan production office in Boardman, Ohio. Potters Bank was incorporated in 1889 as The Potters Savings and Loan Company, but changed its name in August 1998 to Potters Bank in an effort to simplify its identity and provide a more direct description of the company. Both entities are headquartered at 519 Broadway in East Liverpool, Ohio.

PFC's activities have been limited primarily to holding the common shares of Potters Bank. Consequently, the following discussion focuses primarily on the business of Potters Bank.

As a unitary savings and loan holding company, PFC is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a savings and loan association until January 3, 2000, Potters Bank was subject to regulation, supervision and examination by the OTS, the Federal Deposit Insurance Corporation (the "FDIC") and the Ohio Division of Financial Institutions of the Ohio Department of Commerce (the "Division"). As a savings bank, Potters Bank is regulated, supervised and examined by the FDIC and the Division. Deposits are insured up to applicable limits by the FDIC. Potters Bank is also a member of the Federal Home Loan Bank ("FHLB") of Cincinnati.

Primary lending products are residential and commercial real estate loans, home equity lines of credit, and commercial and consumer loans. Substantially all loans are secured by specific collateral. In addition to loans, funds are invested in securities, a portfolio of which is maintained for liquidity management purposes. Lending activities are primarily funded through deposits. Primary deposit products include a variety of checking, savings and certificate of deposit accounts. See "Lending Activities". At December 31, 2000, Potters Bank employed a total of 59 individuals and had 46 full-time employees.

Income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on deposits and borrowings and operating expenses.

In addition to the historical financial information included herein, the disclosures in this Form 10-KSB contain forward-looking statements that involve risks and uncertainties. Economic circumstances, operations and its actual results could differ significantly from those discussed in these forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and PFC's general market area. See Exhibit 99, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

Without limiting the foregoing, some of the forward-looking statements included herein are statements under the heading Lending Activities regarding management's supposition that the success of local revitalization efforts may generate more economic growth and construction and have a positive effect on operations.

MARKET AREA

Headquartered in East Liverpool, Ohio, Potters Bank conducts business through three branch offices located in and near East Liverpool and a loan production office in Boardman, Ohio. The primary market area consists of the City of East Liverpool, Ohio and includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. The Boardman loan production office focuses on originating loans in Mahoning and Trumbull Counties in northeastern Ohio and Beaver and Allegheny Counties in Pennsylvania. During 2000, Potters Bank submitted application to the FDIC and the Division for approval to establish a branch office in Beaver, Pennsylvania. Regulatory approval was received during 2000 and ground was broken for the new full-service office in January 2001.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth certain information concerning the financial condition, earnings and other data at the dates and for the periods indicated:


                                                                 At December 31,
                                         ---------------------------------------------------------------------
                                           2000          1999           1998            1997           1996
                                         --------       --------       --------       --------       --------
                                                                (Dollars in thousands)
SELECTED FINANCIAL CONDITION
DATA:

Total amount of:
   Assets                                $151,435       $143,736       $134,474       $122,637       $114,172
   Cash and cash equivalents                4,820          7,280         11,867          3,816          4,585
   Securities available for sale           21,177         22,751         23,714          5,474         10,878
   Securities held to maturity (1)          1,274          1,184            991         28,017         32,735
   Loans receivable, net                  119,903        108,360         94,911         82,093         62,450
   Deposits                               117,792        110,335        104,644        100,094         97,283
   Federal Home Loan Bank
    advances                               19,500         21,300         17,247          9,993          5,085
   Shareholders' equity,
    substantially restricted               12,333         11,020         11,157         11,006         10,576


-----------------

(1) Securities held to maturity include investment in stock in the FHLB.


                                                       Years ended December 31,
                                    ----------------------------------------------------------------
                                      2000           1999          1998         1997         1996
                                    --------        -------       ------       ------       -------
                                                        (Dollars in thousands)
SUMMARY OF OPERATIONS:

Interest income                     $ 11,341        $10,147       $9,262       $8,558       $ 8,206
Interest expense                       6,340          5,241        5,032        4,671         4,529
                                    --------        -------       ------       ------       -------
Net interest income                    5,001          4,906        4,230        3,887         3,677
Provision for loan losses                 --            (75)          --         (485)          249
                                    --------        -------       ------       ------       -------
Net interest income after
 provision for loan losses             5,001          4,981        4,230        4,372         3,428
Noninterest income:
 Gain on sales of loans,
  securities and other assets             17             43          167           33            --
 Other noninterest income                595            502          409          348           267
                                    --------        -------       ------       ------       -------
Total noninterest income                 612            545          576          381           267
Total noninterest expense              3,581          3,460        3,098        2,927         3,688
                                    --------        -------       ------       ------       -------
Income before income tax               2,032          2,066        1,708        1,826             7
Income tax expense                       585            720          596          629            68
                                    --------        -------       ------       ------       -------

Net income (loss)                   $  1,447        $ 1,346       $1,112       $1,197       $   (61)
                                    ========        =======       ======       ======       =======

Earnings per share:
  Basic                             $   1.46        $  1.32       $ 1.03       $ 1.08       $  (.05)
                                    ========        =======       ======       ======       =======

  Diluted                           $   1.43        $  1.29       $  .99       $ 1.05       $  (.05)
                                    ========        =======       ======       ======       =======

SELECTED FINANCIAL RATIOS
 AND OTHER DATA:

                                                     At or for the year ended December 31,
                                          ----------------------------------------------------------------
                                           2000          1999          1998            1997          1996
                                          ------        ------        ------          ------        ------
Performance ratios:
 Return (loss) on assets
  (ratio of net income (loss)
   to average total assets)                 0.96%         0.97%         0.87%           1.00%        (0.05)%

Interest rate spread
 information:
 Average during period                      3.30          3.56          3.28            3.19          3.05
 End of period                              3.77          3.92          3.64            3.37          3.58

Net interest margin (ratio of
 net interest income to average
 interest-earning assets)                   3.50          3.73          3.49            3.43          3.30

Ratio of operating expense
 to average total assets                    2.39          2.49          2.43            2.45          3.15

Return (loss) on equity
 (ratio of net income (loss)
 to average equity)                        12.10         11.85          9.58           10.72         (0.57)

Dividend payout ratio (ratio of
 dividends declared per share to
 net income per share)                     26.90         23.56         20.14           14.23       (208.33)

Asset quality ratios:
 Nonperforming assets
  to total assets at end
  of period                                 0.72          0.22          0.17            0.17          1.51

Allowance for loan losses
 to nonperforming loans                   233.53        644.62        987.05        1,035.27        152.20

Allowance for loan losses
 to total loans                             1.61          1.85          2.28            2.54          4.04

Capital ratios:
 Shareholders' equity to total
  assets at end of period                   8.14          7.67          8.30            8.97          9.26

Average shareholders' equity
 to average assets                          7.97          8.17          9.10            9.34          9.27

Ratio of average interest-
 earning assets to average
 interest-bearing liabilities             104.04%       104.07%       105.13%         105.60%       105.96%

Number of full-service offices                 3             3             3               3             4

LENDING ACTIVITIES

GENERAL. Potters Bank concentrates on the origination and purchase of conventional real estate loans secured by one-to-four family homes. Loans to individuals to finance the construction of their primary residence and real estate loans on multifamily properties containing five units or more are also offered. In addition, Potters Bank makes loans secured by nonresidential real estate, commercial loans, and a limited amount of acquisition and development and commercial construction loans. During the past two years, originations of higher yielding commercial real estate and consumer loans have been increased to diversify the loan portfolio.

Special real estate loans are originated for homebuyers recommended by the Community Action Agency of Columbiana County, Ohio. One such program provides loans to first time homebuyers with 3% down, each of which is insured by private mortgage insurance up to 80% of the property value. No loans insured by the Federal Housing Authority or loans guaranteed by the Veterans Administration have been originated, but the approval process is in progress. In addition to real estate lending, loan originations also include commercial loans and consumer loans, including home equity lines of credit, automobile loans, loans secured by deposit accounts and unsecured loans.

In order to maintain planned loan growth, loans have been purchased over the last three years to supplement local loan originations. At December 31, 2000, the loan portfolio included approximately $20.6 million, or 16.9% of total loans, of one-to-four family real estate loans purchased. Of such purchased loans, $12.3 million were secured by properties located in northwestern Ohio, $2.5 million were secured by properties in southwestern Ohio and $5.8 million were secured by properties located in Hilton Head, South Carolina. As of December 31, 2000, multifamily and nonresidential real estate loan purchases totaling $2.0 million were secured by properties located in southwest Ohio, $1.1 million in northwest Ohio, $617,000 in the State of Colorado and $247,000 locally. The loan portfolio also contains a number of loans purchased from a bank in Indiana, including $4.4 million in one-to-four family real estate loans, $6.1 million of first mortgage home equity loans and $4.6 million of second mortgage loans from various parts of the country.

The economic environment of the East Liverpool, Ohio area has remained stable over the last few years with some inflow of new business. Area efforts continue in the revitalization of East Liverpool, and business and residential construction has increased, especially in the Calcutta area. To the extent revitalization efforts are successful, the local economy should gradually improve in the future, which may generate more economic growth and construction and have a positive effect on the operations. No assurances can be given that such efforts will be successful or that local, regional or national economic factors will not significantly change in the near future.

LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of the loan portfolio at the dates indicated:


                                                              At December 31,
                                              ---------------------------------------------
                                                     2000                       1999
                                                     ----                       ----
                                                          Percent                    Percent
                                                         of total                   of total
                                              Amount       loans         Amount       loans
                                              ------       -----         ------       -----
Type of loan and security:                                (Dollars in thousands)
Secured by real estate (1):
  One-to-four family residences              $ 78,463       63.17%      $ 70,732      63.38%
  Loans held for sale                              96         .08             55        .05
  Multifamily residential (over 4 units)        2,839        2.28          3,055       2.74
  Nonresidential property                      19,572       15.76         14,257      12.77
                                             --------      ------       --------     ------
Total real estate loans                       100,970       81.29         88,099      78.94
Consumer and other loans:
  Home equity loans                            13,282       10.69         13,301      11.92
  Purchased second mortgage loans               4,631        3.73          5,715       5.12
  Consumer loans and lines of credit            1,920        1.55          2,309       2.07
  Commercial business                           1,555        1.25            472        .42
  Other                                         1,854        1.49          1,716       1.53
                                             --------      ------       --------     ------
Total consumer and other loans                 23,242       18.71         23,513      21.06
                                             --------      ------       --------     ------
Total loans                                   124,212      100.00%       111,612     100.00%
                                                           ======                    ======
Less:
  Loans in process                             (2,909)                    (1,848)
  Premiums on purchased loans
    and net deferred loan (fees) costs            564                        633
  Allowance for loan losses                    (1,964)                    (2,037)
                                             --------                   --------
Total loans receivable, net                  $119,903                   $108,360
                                             ========                   ========

-------
(1) Includes construction loans secured by various types of real estate. The amount of construction loans is not material.

LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 2000 regarding the net dollar amount of loans maturing in the portfolio, based on contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.


                                             Real Estate                               Consumer and Other           Total
                  -----------------------------------------------------------------    ------------------     --------------------
                   One-to-four family (1)   Nonresidential         Multifamily
                   ----------------------   --------------         -----------
                               Weighted              Weighted              Weighted              Weighted                 Weighted
                                Average               Average               Average               Average                 Average
                     Amount      Rate      Amount      Rate      Amount      Rate       Amount     Rate       Amount        Rate
                     ------      ----      ------      ----      ------      ----       ------     ----       ------        ----
                                                                       (Dollars in thousands)
Due during
years ending
December 31,

2001                $   734     8.86%     $ 1,901     10.53%     $  120      9.50%     $ 1,753      9.17%    $   4,508      9.36%
2002 through
  2005                1,428     8.24          154      9.66         122      9.38        2,893     11.02         4,597     11.30
2006 and
  following          76,397     8.16       17,517      9.22       2,597      8.06       18,596      9.99       115,107      8.44
                    -------               -------                ------                -------                --------
                    $78,559               $19,572                $2,839                $23,242                $124,212
                    =======               =======                ======                =======                ========


-------
(1) Includes Construction Loans and Loans Held for Sale

The total amount of loans due after December 31, 2001 which have predetermined interest rates is $53.4 million, while the total amount of loans due after such date which have floating or adjustable rates is $66.3 million.

         The next table sets forth the composition of the loan portfolio by type of security and by predetermined interest rates and floating or adjustable interest rates at the dates indicated:

                                                                At December 31,
                                               --------------------------------------------------
                                                       2000                         1999
                                               ---------------------        ---------------------
                                                Amount       Percent         Amount       Percent
                                                ------       -------         ------       -------
Fixed-rate loans:                                            (Dollars in thousands)
  Real estate (1):
    One-to-four family                         $ 34,556       27.82%        $ 30,998       27.78%
    Multifamily (over 4 units)                    1,452        1.17            1,531        1.37
    Nonresidential                                3,486        2.81              472        0.42
                                               --------      ------         --------      ------
      Total real estate loans                    39,494       31.80           33,001       29.57
  Consumer and other loans                       14,168       11.40           16,287       14.59
                                               --------      ------         --------      ------

      Total fixed-rate loans                     53,662       43.20           49,288       44.16

Adjustable-rate loans:
  Real estate (1):
     One-to-four family                          44,003       35.42           39,789       35.65
     Multifamily (over 4 units)                   1,387        1.12            1,524        1.37
     Nonresidential                              16,086       12.95           13,785       12.35
                                               --------      ------         --------      ------
       Total real estate loans                   61,476       49.49           55,098       49.37
  Consumer and other loans                        9,074        7.31            7,226        6.47
                                               --------      ------         --------      ------

       Total adjustable-rate loans               70,550       56.80           62,324       55.84
                                               --------      ------         --------      ------
       Total loans receivable                   124,212      100.00%         111,612      100.00%
                                                             ======                       ======

Less:
  Loans in process                               (2,909)                      (1,848)
  Premiums on purchased loans
    and net deferred loan (fees) costs              564                          633
  Allowance for loan losses                      (1,964)                      (2,037)
                                               --------                     --------

       Total loans receivable, net             $119,903                     $108,360
                                               ========                     ========

-------
(1) Includes construction loans secured by various types of real estate. The amount of construction loans is not material.

LOANS SECURED BY ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE. Potters Bank concentrates on the origination of permanent conventional real estate loans secured by one-to-four family residences, primarily single-family residences, located within the primary market area and the purchase of real estate loans, primarily adjustable-rate mortgages ("ARMs"). Loans are also originated to individuals to finance the construction of their primary residences. Each loan is secured by a mortgage on the underlying real estate and improvements thereon, if any. At December 31, 2000, the one-to-four family residential real estate loan portfolio was approximately $78.5 million, or 63.2% of total gross loans.

During 2000, one-to-four family real estate loans were purchased to supplement local loan originations. Such purchases totaled $8.1 million during 2000 and included a package of $4.7 million of one-to-four family real estate loans purchased from a bank in Indiana.

Fixed-rate loans on one-to-four family residences are made up to 97% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). The principal amount of any loan which exceeds an 85% LTV at the time of origination is usually covered by private mortgage insurance at the expense of the borrower.

As of December 31, 2000, approximately 44.0% of loans secured by one-to-four family residences had interest accruing at a fixed rate. Fixed-rate loans are offered for terms of up to 30 years. The majority of 30-year fixed-rate loans are sold servicing released in the secondary mortgage market. Recently, Potters Bank received approval to sell such loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), which will enable the retention of the servicing on the loans.

ARMs are offered for terms of up to 30 years. One-year, three-year and five-year ARMs are originated, with interest rate adjustments tied to U.S. Treasury issues adjusted to constant maturities. For a limited time during 1996, a seven-year ARM product was offered. Interest rate adjustments on pre-1995 real estate loans are tied to an index of the FHLB. The maximum allowable adjustment at each repricing date is from 1.5% to 2.0% for ARMs, with a maximum adjustment on all products of 6% over the term of the loan. The initial interest rate quoted on ARMs is often lower than the fully-indexed rate to make adjustable-rate products more appealing to customers. The initial rate on three-year and five-year ARMs is typically higher than the initial rate on a one-year ARM to compensate for the increased interest rate sensitivity. At December 31, 2000, $44.0 million, or 56.0%, of one-to-four family real estate loans had adjustable rates.

Potters Bank offers two nonconforming real estate loan programs, with a maximum LTV of 89%. Potters Bank charges a slightly higher interest rate on single family residential mortgage loans to persons who are considered slightly higher credit risks. Such loans involve greater underwriting and default risk than conforming real estate loans. The increased risk is somewhat mitigated by charging a higher interest rate than on conforming loans, by following stringent loan collection procedures, and by adhering to regulatory limitations on the total of such loans and regulatory reporting requirements to the Board of Directors. Such loans are also specifically identified and addressed in management's ongoing review of the allowance for loan losses, and a larger percentage of the allowance is allocated to the nonconforming products than to conforming real estate loans. At December 31, 2000, such nonconforming real estate loans totaled $7.2 million, of which one $186,000 loan was 90 or more days delinquent.

Construction loans are made to individuals for the construction and permanent financing of their primary residences. Such loans are offered with both fixed and adjustable rates for terms of up to 30 years. While the residence is being constructed, the borrower is required to pay only interest. Thereafter, the loans amortize over the remaining term.

Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the advance of loan funds and the inherent uncertainties in estimating construction costs and loan value prior to the completion of the project. In the event a default on a construction loan occurs and foreclosure follows, control of the project would be taken and attempts made either to arrange for completion of construction or to dispose of the unfinished project. The increased risks inherent in construction lending are not significant because construction loans, in the aggregate, comprise less than 3% of the loan portfolio.

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

At December 31, 2000, loans secured by multifamily properties totaled approximately $2.8 million, or 2.3% of total loans. Of such loans, none were delinquent at December 31, 2000.

LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. At December 31, 2000, approximately $19.6 million, or 15.8% of total loans, were secured by nonresidential real estate properties. The majority of such loans have adjustable rates tied to the Prime Rate with terms of up to 25 years. A portion of such loans has a balloon payment at the end of the loan term with payments amortized over a maximum term of 25 years. Among the properties securing nonresidential real estate loans are office buildings, retail centers, restaurants, warehouses, residential development and special purpose properties.

Although loans secured by nonresidential real estate typically have higher interest rates and shorter terms to maturity than one-to-four family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Endeavors to reduce such risk include evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the borrower, the quality and characteristics of the income stream generated by the property, personal guarantees of the principals and appraisals supporting the property's valuation. At December 31, 2000, no nonresidential loans were more than 30 days delinquent or considered impaired. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

CONSUMER LOANS. A range of secured and unsecured consumer loans are offered to area borrowers. Secured loans include home equity lines of credit, those made to depositors on the security of their deposit accounts and automobile loans. Secured and unsecured personal loans to homeowners and nonhomeowners and an unsecured check overdraft line of credit are available to accommodate the credit needs of the primary market area. Consumer loans, other than home equity and overdraft lines of credit, are made primarily at fixed rates of interest and for varying terms based on the type of loan.

At December 31, 2000, Potters Bank had approximately $21.7 million, or 17.5% of total loans, invested in consumer loans.

Home equity lines of credit are secured by a first or second mortgage on the borrowers' principal residence. Home equity lines of credit have a five- or ten-year draw-down period followed by a corresponding five- or ten-year repayment period and bear variable rates of interest. Home equity loan promotions offer a low introductory interest rate that reverts to a margin over the Prime Rate after a limited period of time. Home equity lines of credit can be made up to 100% of the real estate value, depending upon the credit history, including credit score, and past performance of the borrower.

Consumer loans, particularly consumer loans that are unsecured or are secured by assets such as automobiles or mobile homes, which depreciate at a faster rate than real estate, may entail greater risk than do residential real estate loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Of such loans, $98,000 of locally originated consumer loans and $179,000 of purchased consumer loans were 90 or more days delinquent at December 31, 2000.

COMMERCIAL LOANS. At December 31, 2000, the loan portfolio included approximately $1.6 million in commercial loans and lines of credit. All such loans have been made to businesses in the market area. The maximum amount of principal committed to be advanced under such loans was $322,000 at December 31, 2000. The loans are secured by equipment, receivables or vehicles and are indexed to the Prime Rate.

Commercial loans have a higher degree of risk because the primary source of repayment is the collateral pledged to secure such loans, if any, and the borrower's income. The collateral pledged to secure such loans, if any, is typically non-real estate collateral for which there may be no established market. Attempts to limit the risk of loss on commercial loans involve evaluating the financial condition of the business and its principals, valuing the collateral, requiring personal guarantees and limiting the aggregate dollar amount of such loans to any one borrower. Of such loans, none were delinquent at December 31, 2000.

LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers, real estate brokers and developers, solicitations by the lending staff, advertising and walk-in customers.

Before a real estate loan is extended, risks related to the borrower's ability and willingness to repay the loan are assessed through a review of the borrowers' credit report, verification of employment and other documentation. A fee appraiser approved by the Board of Directors prepares an appraisal of the fair market value of the collateral used to secure the loan. The application for a loan is then reviewed in accordance with underwriting guidelines and approved or denied. A tiered structure of credit authority levels based on loan amount has been granted to loan officers and two members of senior management with respect to loan approval. Specific loans exceeding lending authority levels are taken to the Executive Committee of the Board of Directors, which is comprised of three Board members. Any nonresidential real estate or commercial loan exceeding $50,000 must be reviewed and approved or rejected by the President and Chief Executive Officer, the Senior Lending Officer or the full Board of Directors.

If a real estate loan application is approved, a title guaranty, title insurance or an attorney's opinion of title is obtained on the real estate that will secure the mortgage loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Potters Bank as an insured mortgagee.

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

LOANS TO ONE BORROWER. Under current regulations, the aggregate amount of loans that can be made to any one borrower (including related entities), with certain exceptions, is limited in general to 15% of unimpaired capital and unimpaired surplus. Based on such limits, Potters Bank could lend $2.1 million to any one borrower at December 31, 2000. No outstanding loans were in excess of such limits at December 31, 2000.

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

DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. A loan is considered delinquent when a borrower fails to make a contractual payment on the loan within 15 days of the payment due date and does not cure the delinquency promptly. Normal collection procedures involve contact with the borrower in an effort to bring the loan to a current status. When loan payments have not been made by the fifteenth day, late notices are sent. If payment is not received by the thirtieth day, second notices are sent or telephone calls are made to borrowers. Each loan bears a late payment penalty which is assessed as soon as such loan is more than ten or fifteen days delinquent. The late penalty is generally 5% of the principal and interest payment.

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

SFAS Nos. 114, "Accounting by Creditors for Impairment of a Loan" and 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," require recognition of loan impairment. No loans were impaired at December 31, 2000. See Notes 1 and 3 to the Consolidated Financial Statements in
Item 7. Financial Statements for information on impaired loans.

Nonperforming assets include nonaccrual loans, accruing loans delinquent 90 days or more, restructured loans, real estate acquired by foreclosure or by deed-in-lieu thereof and repossessed assets. For a discussion of nonperforming loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowance and Provision for Loan Losses" in Item 6. Management's Discussion and Analysis or Plan of Operation.

For the year ended December 31, 2000, gross interest income that would have been recorded had the nonaccruing and restructured loans been current in accordance with their original terms amounts to $77,000. The amount that was included in interest income on such loans was $29,000 for the year ended December 31, 2000. Other loans that are performing, but where known information causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms totaled $153,000.

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

The following table sets forth an analysis of the allowance for losses on loans for the periods indicated:

                                           2000           1999
                                           ----           ----
                                          (Dollars in thousands)

Balance at beginning of period           $ 2,037         $ 2,211
Loans charged-off:
  Residential real estate loans              (39)             (3)
  Nonresidential real estate loans
  Consumer and other loans                   (74)           (122)
                                         -------         -------
Total charge-offs                           (113)           (125)
Recoveries:
  Residential real estate loans                5              20
  Nonresidential real estate loans
  Consumer and other loans                    35               6
                                         -------         -------
Total recoveries                              40              26
                                         -------         -------
Net charge-offs                              (73)            (99)
Provision for loan losses                                    (75)
                                         -------         -------
Balance at end of period                 $ 1,964         $ 2,037
                                         =======         =======

Ratio of net charge-offs
  to average loans                          0.06%           0.10%


The following table sets forth the allocation of the allowance for loan losses at the dates indicated:

                                                     2000                     1999
                                                     ----                     ----
                                                        Percent of                 Percent of
                                                       loans in each              loans in each
                                                        category to                category to
                                               Amount   total loans       Amount   total loans
                                               ------   -----------       ------   -----------
                                                         (Dollars in thousands)
One-to-four family real estate loans           $  474     63.24%          $  330      63.42%
Nonresidential real estate loans                  475     15.76              370      12.77
Consumer and other loans                          739     21.00              591      23.81
Unallocated                                       276                        746
                                               ------    ------           ------     ------

Total                                          $1,964    100.00%          $2,037     100.00%
                                               ======    ======           ======     ======

The allowance for loan losses at December 31, 2000 represented 233.53% of nonperforming loans. Because the loan loss allowance is based on estimates, it is monitored monthly and adjusted as necessary to provide an adequate allowance.

MORTGAGE-BACKED SECURITIES. Potters Bank invests some funds in mortgage-backed securities, including Government National Mortgage Association ("GNMA"), FHLMC and Federal National Mortgage Association ("FNMA") pass-through certificates. The purchase of such certificates entitles the holder to receive a portion of the cash flows from an identified pool of mortgages. GNMA, FHLMC and FNMA securities are each guaranteed by their respective agencies as to principal and interest.

At December 31, 2000, mortgage-backed securities totaled approximately $9.1 million. All mortgage-backed securities at December 31, 2000 and 1999 were designated as available for sale. In accordance with SFAS No. 115, available-for-sale mortgage-backed securities are carried on the balance sheet at fair market value.

Because mortgage-backed securities have a lower yield relative to current loan market rates, retention of such investments could adversely affect earnings, particularly in a rising interest rate environment. Adjustable-rate mortgage-backed securities were purchased as part of an effort to reduce interest rate risk. In a period of declining interest rates, there is prepayment risk on such adjustable-rate mortgage-backed securities. Attempts to mitigate this prepayment risk include purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, interest rate risk exists on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans.

At December 31, 2000, $6.5 million, or 71.0%, of Potters Bank's mortgage-backed securities had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in Item 6. Management's Discussion and Analysis or Plan of Operation. The following table sets forth certain information regarding mortgage-backed securities at the dates indicated:


                                                     At December 31,
                                                     ---------------
                                            2000                       1999
                                            ----                       ----
                                                 Estimated                  Estimated
                                    Amortized      Fair       Amortized       Fair
                                      Cost         Value        Cost          Value
                                      ----         -----        ----          -----
                                                 (Dollars in thousands)
Mortgage-backed securities           $9,176       $9,123       $12,551       $12,297
                                     ======       ======       =======       =======

The combined estimated fair value of mortgage-backed securities designated as available for sale at December 31, 2000, by contractual terms to maturity are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties.

                                                At December 31, 2000
                                             ---------------------------
                                             Estimated         Weighted
                                               Fair             Average
                                               Value             Yield
                                               -----             -----
                                               (Dollars in thousands)
Due after one year through three years         $   75             6.67%
Due after three years through five years          163             5.82
Due after five years through ten years          1,071             6.32
Due after ten years                             7,814             7.03
                                               ------             ----
Total                                          $9,123             6.92%
                                               ======             ====

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

No security or group of securities, with the exception of securities issued by the U.S. government or its agencies, exceeded 10% of Potters Bank's equity at December 31, 2000.

The following table sets forth the composition of the investment portfolio at the dates indicated:

                                                        At December 31,
                                        --------------------------------------------------
                                                 2000                       1999
                                                 ----                       ----
                                                     Estimated                   Estimated
                                        Amortized       Fair       Amortized       Fair
                                          Cost         Value          Cost         Value
                                          ----         -----          ----         -----
                                                     (Dollars in thousands)
Securities available for sale:
         U.S. Treasury and U.S.
           Government agencies           $ 9,496       $ 9,395       $10,496       $ 9,918
         States and municipalities         2,282         2,377           158           172
         Other                               259           260           342           343
                                         -------       -------       -------       -------
         Total debt securities            12,037        12,032        10,996        10,433
         Equity securities                    22            22            22            21
                                         -------       -------       -------       -------
                                         $12,059       $12,054       $11,018       $10,454
                                         =======       =======       =======       =======

The maturities of debt securities are indicated in the following table:

                                                     At December 31, 2000
                                         -------------------------------------------------------
                                                                           Total debt securities
                                                                                  Estimated
                                         1 to 5       5 to 10        Over           Fair
                                          years        years       10 years         Value
                                          -----        -----       --------         -----
                                                     (Dollars in thousands)
Securities available for sale (1):
U.S. Treasury and U.S
  Government agencies                    $7,193                      $2,202         $9,395
States and municipalities                   153        $    3         2,221          2,377
Other                                                                   260            260
                                         ------        ------        ------        -------

                                         $7,346        $    3        $4,683        $12,032
                                         ======        ======        ======        =======

Weighted average yield (2)                 5.68%         8.13%         6.61%          6.04%

-------
(1) Amounts reflected for maturities of securities available for sale are based on the estimated fair value while the yield is based on amortized cost.

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

DEPOSITS. Deposits are attracted principally from within the primary market area through the offering of a broad selection of deposit instruments, including NOW and demand accounts, money market deposit accounts, regular passbook savings accounts, statement savings accounts, a statement savings account indexed to the 90-day U.S. Treasury bill, holiday club accounts, term certificate accounts and Individual Retirement Accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management and are based on liquidity requirements, growth goals and local and national interest rates. No brokered deposits existed at December 31, 2000. The amount of deposits from outside the primary market area is not significant.

At December 31, 2000, certificates of deposit totaled $59.7 million, or 50.6% of total deposits. Of such amount, approximately $33.7 million in certificates of deposit mature within one year. Based on past experience and pricing strategies used, management believes that a substantial percentage of such certificates will renew at maturity. If there is a significant deviation from historical experience, borrowings from the FHLB can be used as an alternative to this source of funds.

The following table sets forth average deposits in the various types of deposit programs offered at the dates indicated:

                                                       At December 31,
                                      ----------------------------------------------------
                                                 2000                    1999
                                                 ----                    -----
                                                     Percent                     Percent
                                      Average       of average    Average       of average
                                      Balance        deposits     Balance        deposits
                                      -------        --------     -------        --------
                                                    (Dollars in thousands)
Transaction accounts:
  Demand, NOW, and Super NOW
    accounts (1)                      $ 16,129         13.9%     $ 15,184          14.3%
  Savings and club accounts (2)         38,811         33.4        37,154          34.9
  Money market deposit
    accounts (3)                         1,291          1.1         1,830           1.7
                                      --------        -----      --------         -----

  Total transaction accounts            56,231         48.4        54,168          50.9
Certificates of deposit (4)             59,947         51.6        52,180          49.1
                                      --------        -----      --------         -----

Total deposits                        $116,178        100.0%     $106,348         100.0%
                                      ========        =====      ========         =====


-------
(1) The weighted average interest rate paid on demand, NOW and Super NOW accounts fluctuates with the general movement of interest rates. At December 31, 2000, the weighted average rate on such accounts was 1.52%.

(2) The weighted average rate on savings and club accounts, including Treasury index savings accounts, was 3.82% at December 31, 2000.

(3) The weighted average interest paid on money market accounts fluctuates with the general movement of interest rates. At December 31, 2000, the weighted average rate on such accounts was 2.54%.

(4) The weighted average rate on certificates of deposit at December 31, 2000 was 5.91%.

See Item 6. Management's Discussion and Analysis or Plan of Operation for information relating to the average balance and the average rates paid on various deposit products for the past three years.

The following table presents the amount of certificates of deposit of $100,000 or more and other certificates of deposit by the time remaining until maturity as of December 31, 2000:

                                                             Maturity
                                    --------------------------------------------------------------
                                    3 months    Over 3 to    Over 6 to      Over 12
                                     or less     6 months    12 months       months         Total
                                     -------     --------    ---------       ------         -----
                                                       (Dollars in thousands)
Certificates of deposit
  less than $100,000                $ 6,135       $6,364       $ 9,397       $22,120       $44,016
Certificates of deposit
  $100,000 or more                    1,969          871           908         3,299         7,047
Public funds (1)                      5,678          373         2,000           555         8,606
                                    -------       ------       -------       -------       -------

Total certificates of deposit       $13,782       $7,608       $12,305       $25,974       $59,669
                                    =======       ======       =======       =======       =======

-------
(1) Includes deposits from governmental and other public entities.

BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan System." As a member in good standing of the FHLB of Cincinnati, Potters Bank is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "REGULATION - Holding Company Regulation". If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At December 31, 2000, Potters Bank was in compliance with the QTL Test. During 2000, a total of $4.1 million was received in FHLB advances and $5.9 million was repaid. At December 31, 2000, FHLB advances totaled $19.5 million. During 2000, FHLB advances were used primarily in managing liquidity.

The average amounts of FHLB advances outstanding during the last three years and the weighted average interest rate thereon are detailed in Item 6. Management's Discussion and Analysis or Plan of Operation.

SUBSIDIARY ACTIVITIES

PFC has one wholly-owned subsidiary, Potters Bank. Potters Bank has one wholly-owned subsidiary, Potters Financial Services Corporation, which is inactive.

COMPETITION

Competition for deposits includes other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, the competition is with other savings associations, savings banks, commercial banks, consumer finance companies, credit unions, leasing companies and other lenders. Competition for loan originations occurs primarily through the interest rates and loan fees charged and through the efficiency and quality of services provided to borrowers. Competition is intense and is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable. Proposed expansion in the permissible activities of bank holding companies and decreases in the deposit insurance assessment rates for banks compared to those for savings associations may increase this competition.

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

PFC and Potters Bank must file periodic reports with these governmental agencies, as applicable, concerning their activities and financial condition. Examinations are conducted periodically by the applicable regulators to determine whether PFC and Potters Bank are in compliance with various regulatory requirements and are operating in a safe and sound manner. Potters Bank is a member of the FHLB of Cincinnati and is also subject to certain regulations of the Board of Governors of the Federal Reserve Bank (the "FRB").

On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act repealed prior laws that had generally prevented banks from affiliating with securities and insurance firms and made other significant changes in the financial services in which various types of financial institutions may engage.

Prior to the GLB Act, unitary savings and loan holding companies that met certain requirements were the only financial institution holding companies permitted to engage in any type of business activity, whether or not the activity was a financial service. The GLB Act continues those broad powers for unitary thrift holding companies in existence on May 4, 1999, including PFC. Any thrift holding company formed after May 4, 1999, however, will be subject to the same restrictions as multiple thrift holding companies, which generally are limited to activities considered incidental to banking.

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

At December 31, 2000, Potters Bank had more than 60% of its assets in such investments. The ability of Ohio savings banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC.

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

FEDERAL REGULATION OF POTTERS BANK

SUPERVISION AND EXAMINATION. The FDIC is responsible for the regulation and supervision of all commercial banks and state savings banks that are not members of the Federal Reserve System ("Non-member Banks"). The FDIC issues regulations governing the operations of Non-member Banks, examines such institutions and may also initiate enforcement actions against such institutions and certain persons affiliated with them for violations of laws and regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the FDIC may appoint a conservator or a receiver for a Non-member Bank.

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

STANDARDS FOR SAFETY AND SOUNDNESS. FDIC regulations and guidelines for Non-member Banks establish standards for (a) internal controls, information systems and internal audit systems; (b) loan documentation; (c) credit underwriting; (d) interest rate exposure; (e) asset growth; and (f) compensation, fees and benefits. These standards provide general guidance on what operational systems and procedures the FDIC believes Non-member Banks should have in place in each of these areas. A Non-member Bank that fails to meet these standards may be required by the FDIC to submit an acceptable plan to achieve compliance.

STATE-CHARTERED BANK ACTIVITIES. The ability of state-chartered savings banks, including Potters Bank, to engage in any state-authorized activities or make any state-authorized investments, as principal, is limited to the extent that such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, national banks. Any such activity or investment, as principal, not permissible for a national bank is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. Most equity and real estate investments (excluding office space and REO) authorized by state law are not permitted for national banks. Certain exceptions are granted, including one for any activity deemed to be closely related to banking by the FRB and, therefore, permissible for bank holding companies and another for FDIC-approved subsidiary activities.

LIQUIDITY. Prior to its conversion to an Ohio-chartered savings bank, Potters Bank was subject to OTS regulations which require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified U.S. government, state and federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet liquidity requirements. The eligible liquidity of Potters Bank for December 2000, was approximately $1.7 million, or 12.65%. The FDIC requires that Potters Bank maintain an amount of liquid assets that will insure the safety and soundness of Potters Bank.

REGULATORY CAPITAL REQUIREMENTS. Prior to its conversion to an Ohio-chartered state savings bank, Potters Bank was subject to OTS regulations that limit capital distributions. Generally, capital distributions are limited to the current year to date undistributed net income and prior two years' undistributed net income, as long as the institution remains well-capitalized after the proposed distribution. At year-end 2000, approximately $2.2 million was available for Potters Bank to pay dividends to the holding company. Potters Bank is considered well-capitalized. See Note 16 to the financial statements included in this Form 10-KSB at Item 7. Financial Statements.

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

The following table presents the minimum capital requirements for Non-member Banks and Potters Bank's capital levels at December 31, 2000 if the FDIC capital requirements had applied to Potters Bank:

                                                 Amount          %
                                                 ------        ------

         Tier 1 capital (1)                    $12,048          8.0%
         Leverage capital requirement            7,554          5.0 (2)
                                               -------         ----
         Excess                                $ 4,494          3.0%
                                               =======         ====

         Total capital (1)                     $13,233         14.1%
         Risk-based capital requirement          7,527          8.0
                                               -------         ----
         Excess                                $ 5,706          6.1%
                                               =======         ====

         -----------------------------
         (Footnotes on next page)

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

The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled Non-member Banks. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. The FDIC has defined these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%; (2) adequately capitalized institutions are those that meet the regulatory minimum of total risk-based capital of at least 8%, Tier 1 risk-based capital of at least 4% and a leverage ratio of at least 4% (except for institutions receiving the highest examination rating that is not experiencing or anticipating significant growth, in which case the leverage ratio must be at least 3%); (3) undercapitalized institutions are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, or a leverage ratio of less than 3%; and (5) critically undercapitalized institutions are those with tangible equity to total assets of less than 2%. In addition, the FDIC generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be in an unsafe and unsound condition or because it has not corrected deficiencies noted in the most recent examination. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. A critically undercapitalized institution must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Potters Bank's capital levels at December 31, 2000, meet the standards for a well-capitalized institution.

TRANSACTIONS WITH INSIDERS AND AFFILIATES. All transactions between Potters Bank and PFC or any other affiliate must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate is any company or entity that controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of an insured institution and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Section 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition, because it is a subsidiary of a savings and loan holding company, Potters Bank may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate, except shares of a subsidiary. Exemptions from
Section 23A or 23B of the FRA may be granted only by the FRB. Potters Bank was in compliance with these requirements and restrictions at December 31, 2000.

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

DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the Savings Association Insurance Fund ("SAIF") for savings associations.

Potters Bank is a member of the SAIF and its deposit accounts are insured, up to prescribed limits, by the FDIC. The FDIC has examination authority over all insured depository institutions, including Potters Bank, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

CHANGES IN CONTROL

FEDERAL LAW. The Federal Deposit Insurance Act (the "FDIA") provides that no person, acting directly or indirectly or in concert with one or more persons, shall acquire control of any insured depository institution or holding company unless 60 days prior written notice has been given to the primary federal regulator for that institution and such regulator has not issued a notice disapproving the proposed acquisition. Control, for purposes of the FDIA, means the power, directly or indirectly, alone or acting in concert, to direct the management or policies of an insured institution or to vote 25% or more of any class of securities of such institution. Control exists in situations in which the acquiring party has direct or indirect voting control of at least 25% of the institution's voting shares, controls in any manner the election of a majority of the directors of such institution or is determined to exercise a controlling influence over the management or policies of such institution. In addition, control is presumed to exist, under certain circumstances where the acquiring party (which includes a group "acting in concert") has voting control of at least 10% of the institution's voting stock.

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

Under certain circumstances, interstate mergers and acquisitions involving savings banks incorporated under Ohio law are permitted by Ohio law. A financial institution or financial institution holding company with its principal place of business in another state may acquire a savings and loan association or savings and loan holding company incorporated under Ohio law if, in the discretion of the Division, the laws of such other state give an Ohio institution or an Ohio holding company reciprocal rights.

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

In order for PFC to retain its status as a savings and loan holding company, Potters Bank must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires Potters Bank to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTI's are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by an FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If Potters Bank fails to meet either one of the QTL tests, Potters Bank and PFC become subject to certain operating and regulatory restrictions and the savings bank will not be eligible for new FHLB advances. At December 31, 2000, Potters Bank qualified as a QTL.

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

FRB RESERVE REQUIREMENTS. FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million, subject to an exemption of up to $5.5 million, and to maintain reserves of 10% of net transaction accounts in excess of $42.8 million. These percentages are subject to revision by the FRB. At December 31, 2000, Potters Bank was in compliance with the FRB's reserve requirement.

FEDERAL HOME LOAN BANKS

As a member of the FHLB, Potters Bank is required to maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of its loans or 5% of its advances from the FHLB. Potters Bank is in compliance with this reserve requirement with an investment in FHLB of Cincinnati stock having a book value of $1.3 million at December 31, 2000.

FHLB advances to member institutions who meet the QTL test are generally limited to 20 times the member's investment in FHLB stock. At December 31, 2000, Potters Bank's maximum limit on advances was approximately $25.5 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

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

                                    TAXATION

FEDERAL TAXATION

PFC and Potters Bank are each subject to the federal tax laws and regulations that apply to corporations in general. In addition to the regular income tax, an alternative minimum tax may also apply. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5 million or less for the three tax years ending with its first tax year beginning after December 31, 1997. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period do not exceed $7.5 million. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

Potters Bank's average gross receipts for the three tax years ending on December 31, 1998, were $9,080,000. As a result, neither Potters Bank nor PFC qualifies as a small corporation exempt from the alternative minimum tax.

Certain thrift institutions are allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions may compute deductions for bad debts using either the specific charge off method of Section 166 of the Code or the experience method of Section 593 of the Code.

The "experience" method is also available to small banks. Under the experience method, a thrift institution is generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year.

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

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Small Business Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Potters Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Potters Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1998, pre-1988 reserves for tax purposes totaled approximately $2.5 million. Approximately $843,000 of accumulated earnings and profits for tax purposes remained as of December 31, 2000, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Potters Bank will have current or accumulated earnings and profits in subsequent years.

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

Due to legislative changes enacted July 1, 1997, PFC may elect to be a "qualifying holding company" and as such be exempt from the net worth tax. To be exempt it must satisfy all the requirements of the enacted law that includes related member adjustments that could affect the taxable net worth of PFC's subsidiary Potters Bank.

Potters Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which for tax year 2000 is imposed at a rate of 1.3% of apportioned book net worth determined in accordance with generally accepted accounting principles, less statutory deductions. As a "financial institution," Potters Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2. PROPERTIES

         The following table sets forth certain information at December 31, 2000, regarding the properties on which the main office, each branch office and the loan production office of Potters Bank is located:

                                      Owned             Date acquired           Net
       Location                     or leased             or leased         book value(1)
       --------                     ---------             ---------         ----------
CORPORATE OFFICE:
519 Broadway (2)                                       January 8, 1903
East Liverpool, Ohio 43920            Owned              May 2, 1978          $501,000

BRANCH OFFICES:
530 Broadway
East Liverpool, Ohio 43920            Owned             June 18, 1982          502,000

46635 Y&O Road
Glenmoor, Ohio 43920                  Owned             June 3, 1975           163,000

15575 State Rte. 170
Calcutta, Ohio 43920 (3)              Leased          February 1, 1983         256,000

LOAN PRODUCTION OFFICE:
7330 Southern Boulevard
Boardman, Ohio 44512 (4)              Leased            April 1, 1998           1,000


-------
(1) At December 31, 2000, office premises and equipment had a total net book value of $2.0 million.

(2)  Includes two parcels.

(3) The lease agreement with a former director of Potters Bank expires on January 31, 2008, subject to five five-year renewal periods at Potters Bank's option.

(4) The lease agreement expires on March 31, 2001, subject to annual automatic one-year renewal periods at Potters Bank's option.

ITEM 3. LEGAL PROCEEDINGS.

There is presently no involvement in any legal proceedings of a material nature. Legal proceedings to enforce a security interest in collateral pledged to secure loans occur from time to time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 2000, there were no submissions of matters to the shareholders of PFC.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.


                                  COMMON SHARES

As of March 9, 2001, 997,989 common shares were outstanding and held by approximately 304 shareholders of record. Prices for common shares are quoted on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "PTRS". Five brokerage firms currently serve as market makers: Tucker Anthony Incorporated, F.J. Morrissey & Co., Inc., Knight Securities L.P., Spear, Leeds & Kellogg and Keefe, Bruyette & Woods, Inc.

PRICE RANGE OF COMMON SHARES

The table below shows the range of high and low sales prices for the common shares of PFC as quoted by Nasdaq. Such prices do not include retail markups, markdowns or commissions. Also shown are dividends per share declared during each quarter presented. See Note 16 of the consolidated financial statements for a discussion of dividend restrictions.


                                  2000                               1999
                                  ----                               ----
                                           Dividends                          Dividends
Quarter Ended          High        Low     Per Share      High        Low     Per Share
                       ----        ---     ---------      ----        ---     ---------
March 31              $11.310     $8.452     $0.095      $17.316    $10.930     $0.061
June 30                 9.584      8.050      0.095       14.286     10.000      0.076
September 30            9.875      8.750      0.100       12.500     11.071      0.086
December 31             9.188      8.250      0.100       12.143     10.952      0.086

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


                          POTTERS FINANCIAL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                December 31, 2000


GENERAL

The following discussion and financial information are presented to provide shareholders with a more comprehensive review of the financial position and operating results than could be obtained from an examination of the financial statements alone. The review should be read in conjunction with the consolidated financial statements and accompanying notes.

As of January 3, 2000, Potters Bank, the subsidiary of Potters Financial Corporation ("PFC") converted from an Ohio-chartered savings and loan association to an Ohio-chartered savings bank.

In the following pages, management presents an analysis of financial condition as of December 31, 2000, and the results of operations for fiscal 2000, as compared to prior years. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in local market areas.

Without limiting the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

         Net Income - Management's statements regarding the strategic focus and long-term goals of Potters Bank.

         Net Interest Income - Statements regarding management's purchase of municipal securities as part of a plan to reduce income tax expense.

         Statements regarding management's plan for continued loan growth, future loan demand and the ability of internal loan generation to reduce Potters Bank's reliance on purchased loans to grow the portfolio.

         Management's statements regarding the effect of competition on acquiring funds and its intention to utilize deposit inflows, to the extent possible, to fund loan growth.

         Allowance and Provision for Loan Losses - Management's statements regarding the amount and adequacy of the allowance for loan losses and its belief that provisions for loan losses will resume in 2001.

         Noninterest Expense - Statements regarding management's intention to establish a full-service office in Beaver, Pennsylvania in order to expand its loan growth and deposit base, and the net expense which will be incurred during the construction and initial start-up of operations.

         Financial Condition - Statements regarding strategic focus and long-term goals.

         Statements regarding loan diversification and growth and the intent to reduce reliance on purchased loans.

         Liquidity and Capital Resources - Management's belief that liquidity and capital positions are adequate to fund outstanding short- and long-term needs.

         Management's expectation that cash flow and borrowing capacity are sufficient to fund all outstanding commitments and maintain desired levels of liquidity.


RESULTS OF OPERATIONS

NET INCOME

The composition of assets and liabilities, the interest rate environment, fiscal, monetary and regulatory policies of government agencies and the general state of the economy all affect operating results. Income is generated on interest-earning assets, primarily loans and securities, while expense is incurred on interest-bearing liabilities, including deposits and borrowings. Net interest income is the difference between the two. Provisions for losses, fee and other noninterest income and noninterest expense also contribute to net income.

Net income continued to grow during 2000, to $1.4 million, and represented a $101,000, or 7.5%, increase over net income of $1.3 million during 1999, despite a declining net interest rate margin through most of the year resulting from rising funding costs. Net income for 1999 was $234,000, or 21.0%, higher than net income of $1.1 million for 1998. Diluted earnings per share for 2000 increased $.14, or 10.9%, over diluted earnings per share of $1.29 for 1999, and increased $.30, or 30.3%, in 1999 over diluted earnings per share of $.99 for 1998.

Concentrated focus on the basic tenets of Potters Bank's long-range strategic plan and vision, profitable growth, diversification of the loan portfolio to include higher-yielding commercial and consumer loans, cost containment and a customer-focused sales and service culture with an emphasis on superior customer service, all produced the continued growth in earnings during 2000. Returns on average shareholders' equity grew from 9.58% during 1998, to 11.85% in 1999 and to 12.10% during 2000. Returns on average assets were .87% in 1998, .97% in 1999 and .96% during 2000.

To compare net income on a core operations basis, unusual or nonrecurring events causing one-time skews in net income must be excluded. The year 2000 contained three such events, the combination of which had a net after-tax positive effect of $28,000, or $.03 per diluted share. During the second quarter of 2000, Potters Bank deposited bank cashier's checks issued by a regional financial institution into a customer's account, and provided the customer immediate use of those funds as is customary in the industry when dealing with cashier's checks. The issuing bank thereafter placed stop payment orders on those official checks. As a result, Potters Bank recorded a $448,000 nonrecurring expense, $296,000 net of tax, during the second quarter of 2000. Potters Bank then aggressively pursued all available options for the recovery of the funds and filed suit against the financial institution and others. During the fourth quarter, the Board of Directors elected to accept a settlement offer from the financial institution upon mutually agreeable terms. The net after-tax cost during 2000, excluding legal fees, of the lawsuit resolution was $74,000.

The second nonrecurring item during 2000 was the receipt of a one-time payment of $29,000, $19,000 after tax, from a shareholder who was required by the Office of Thrift Supervision ("OTS") to pay such amount to PFC as a consequence of signing a consent order relating to the OTS's control regulations. The third nonrecurring item during 2000 resulted from the recording of historical tax credits of $83,000 on a low-income housing project in which Potters Bank participates.

During 1999, nonrecurring events included a negative loan loss provision and the receipt of a refund on previous years' franchise taxes, causing an after-tax increase in net income of $74,000, or $.07 per diluted share. During 1998, a nonrecurring gain was recorded on the sale of a parking lot, generating an after-tax gain of $42,000, or $.04 per diluted share. On a core earnings basis, net income increased $147,000, or 11.6%, and diluted earnings per share increased $.18, or 14.8%, during 2000 over 1999. Core net income for 1999 increased $202,000, or 18.9%, and diluted earnings per share increased $.26, or 27.1%, during 1999 over 1998. On a core earnings basis, returns on average shareholders' equity were 11.83% during 2000, 11.28% during 1999 and 9.25% during 1998, while returns on average assets for the same years were .95%, .92% and .84%.

The rising interest rate environment of 2000, especially in short-term rates that govern market-driven deposit products, caused a relatively rapid increase in the cost of funds, but, despite these unfavorable rate trends, net interest income increased $95,000, or 1.9% during 2000 compared to 1999. Excluding nonrecurring income during both years, fees from loans, deposits and other customer services, plus increased rental income from corporate office leases, were responsible for an increase of 21.7% in noninterest income during 2000 over 1999. Noninterest expense increased $121,000, or 3.5%, during 2000 compared to 1999, primarily from the check loss net of the settlement and increased legal fees relating to the lawsuit. Excluding the net settlement, noninterest expense increased only $9,000 during 2000 compared to 1999.

The improvement in net income during 1999 over 1998 resulted primarily from a $676,000, or 16.0%, increase in net interest income and, excluding nonrecurring items, a 13.7% increase in noninterest income, offset by fewer gains on sales of assets and an 11.7% increase in noninterest expense.

YIELDS EARNED AND RATES PAID

Net interest income is the difference between interest income generated on loans and securities and interest expense on deposits and borrowings. The composition, volumes and interest rates of interest-earning assets and interest-bearing liabilities are the primary determinants of net interest income.

The following table sets forth certain average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods presented. Average balances are derived from average daily balances for all periods presented, and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses. Average balances of securities available for sale are based on the carrying value while the yield is based on the amortized cost. Interest income is presented on a taxable equivalent basis to reflect the impact of tax-exempt interest income.

(Dollars in thousands)                ---------------------------------Years ended December 31,-------------------------------------
                                                                       ------------------------
                                                    2000                          1999                            1998
                                                    ----                          ----                            ----
                                       Average    Interest            Average   Interest             Average     Interest
                                     Outstanding   Earned/  Yield/  Outstanding  Earned/  Yield/   Outstanding    Earned/   Yield/
                                       Balance      Paid     Rate     Balance     Paid     Rate      Balance       Paid      Rate
                                       -------      ----     ----     -------     ----     ----      -------       ----      ----
Interest-earnings assets:
    Loans  (1)                         $117,946    $ 9,772    8.29%   $103,699   $ 8,537    8.23%    $ 87,070    $ 7,243     8.32%
    Securities (2)                       22,566      1,447    6.28      25,078     1,460    5.82       29,405      1,756     5.98
    Other                                 2,024        122    6.04       2,633       150    5.70        4,742        263     5.55
                                       --------    -------    ----    --------   -------    ----     ---------   -------      ----
        Total interest-earning
           assets                       142,536     11,341    7.93     131,410    10,147    7.72      121,217      9,262     7.64
Noninterest-earning assets:
    Cash and cash equivalents             3,196                          3,076                          3,239
    Premises and equipment                2,070                          2,039                          1,750
    Other nonearning assets               2,274                          2,541                          1,458
                                       --------                       --------                      ---------
        Total assets                   $150,076                       $139,066                      $ 127,664
                                       ========                       ========                      =========
Interest-bearing liabilities:
    Certificates of deposit            $ 59,947      3,396    5.67    $ 52,180     2,784    5.34    $  49,668      2,818     5.67
    Savings and club accounts            38,811      1,434    3.70      37,154     1,124    3.03       36,100      1,134     3.14
    Demand, NOW and Super NOW
     accounts                            16,129        242    1.50      15,184       232    1.53       14,300        253     1.77
Money market accounts                     1,291         32    2.48       1,830        46    2.51        1,977         57     2.91
Borrowings                               20,818      1,236    5.93      19,480     1,055    5.42       13,260        770     5.81
                                       --------    -------    ----    --------   -------    ----    ---------   --------     ----
        Total interest-bearing
           liabilities                  136,996      6,340    4.63     125,828     5,241    4.16      115,305      5,032     4.36
                                                  --------                      --------                        --------
Noninterest-bearing liabilities:
    Other liabilities                     1,114                          1,883                            747
    Shareholders' equity                 11,966                         11,355                         11,612
                                       --------                       --------                      ---------
        Total liabilities and
           equity                      $150,076                       $139,066                      $ 127,664
                                       ========                       ========                      =========

    Net interest income                            $ 5,001                       $ 4,906                          $4,230
                                                   =======                       =======                        ========
    Interest rate spread                                      3.30%                         3.56%                            3.28%
                                                              ====                          ====                             ====
    Net interest-earning assets        $  5,540                       $  5,582                      $   5,912
                                       ========                       ========                      =========

    Net yield on average interest-
      earning assets                                          3.50%                         3.73%                            3.49%
                                                              ====                          ====                             ====
    Ratio of average interest-
      earning assets to average
      interest-bearing liabilities       104.04%                        104.44%                        105.13%
                                       ========                       ========                      =========

-------------------------
(1) Net of deferred loan fees, loan premiums and discounts, loans in process and allowance for loan losses.
(2) Includes Federal Home Loan Bank stock.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category, information is provided on changes attributable to changes in volume and changes in rate. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately based on the absolute value of the change due to volume and the change due to rate.


                                                         2000 vs. 1999                             1999 vs. 1998
                                                         -------------                             -------------
                                                           Increase                                   Increase
                                                          (decrease)                                 (decrease)
                                                             due to                                    due to
                                                             ------                                    ------
(Dollars in thousands)
                                               Volume         Rate          Total         Volume         Rate          Total
                                               ------         ----          -----         ------         ----          -----
Interest-earning assets:
    Loans                                      $ 1,180        $  55        $ 1,235        $ 1,370        $ (76)       $ 1,294
    Securities                                    (117)         104            (13)          (253)         (43)          (296)
    Other                                          (36)           8            (28)          (120)           7           (113)
                                               -------        -----        -------        -------        -----        -------

      Total interest-earning assets            $ 1,027        $ 167          1,194        $   997        $(112)           885
                                               =======        =====                       =======        =====

Interest-bearing liabilities:
    Certificates of deposit                    $   432        $ 180            612        $   139        $(173)           (34)
    Savings and club accounts                       52          258            310             32          (42)           (10)
    Demand, NOW and Super NOW
      accounts                                      14           (4)            10             15          (36)           (21)
    Money market accounts                          (13)          (1)           (14)            (4)          (7)           (11)
    Borrowed funds                                  76          105            181            340          (55)           285
                                               -------        -----        -------        -------        -----        -------

      Total interest-bearing liabilities       $   561        $ 538          1,099        $   522        $(313)           209
                                               =======        =====        -------        =======        =====        -------

Net interest income                                                        $    95                                    $   676
                                                                           =======                                    =======

NET INTEREST INCOME

Net interest income increased $95,000, or 1.9%, during 2000 compared to 1999, primarily from interest on loans, which increased $1.2 million, or 14.5%. The year 2000 reflected a continued effort to diversify the loan portfolio to include higher yielding commercial and consumer loans. A large package of purchased loans was acquired early in 2000 and several individual loans were purchased throughout the year, but the remaining loan growth resulted from internal loan originations in market areas served by Potters Bank. One-to-four family real estate loans increased $7.7 million, or 10.9%, while commercial real estate loans increased $5.3 million, or 37.3%, during 2000. The increase in loan interest income was primarily the result of a $14.2 million, or 13.7%, increase in the average balance of loans and, to a lesser extent, an increase in yield from 8.23% during 1999, to 8.29% during 2000. Securities and other interest income declined marginally during 2000, primarily from lower balances, offset by increases in the yields on these instruments. During the fourth quarter of 2000, $2.1 million of municipal securities were purchased, part of an overall plan to reduce income tax expense. Due to the rising interest rate environment throughout much of 2000, the yields on all earning assets increased, from 7.72% during 1999, to 7.93% during 2000.

The most negative aspect of rising rates during 2000 was an increase in the cost of funds. Interest expense increased $1.1 million, or 21.0%, during 2000. Rates on market-indexed deposit products increased rapidly and the local certificate of deposit market became extremely competitive. Interest on deposits increased $918,000 during 2000 compared to 1999, primarily from an increase of $9.8 million in the average balance of deposits and an increase in average yield on deposits, from 3.94% during 1999, to 4.39% during 2000. Federal Home Loan Bank ("FHLB") advance interest increased $181,000 during 2000 from an increase of $1.3 million in the average balance and an increase in cost from an average of 5.42% during 1999, to 5.93% during 2000. The overall cost of funds during 2000 increased to 4.63% during 2000, compared to 4.16% during 1999, and was the primary cause of a narrowing of the interest rate spread. The interest rate spread declined during 2000 to 3.30%, from 3.56% during 1999.

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

Potters Bank was successful during 2000 in reducing its reliance on purchased loans compared to prior years. Future plans call for continued internally generated loan growth, although there can be no assurance that the demand for loans will continue in surrounding local areas or that internal loan originations will continue to fulfill growth goals. Loan demand is affected by, among other things, regional and national economic conditions, current and future interest rates and regulatory requirements.

The competition for deposits from financial institutions and a wide array of alternative deposit investments continues to impact the availability and cost of funds and will continue to do so in the future. A "Really Free" checking product and a Treasury Index savings account that earns competitive market yields based on U.S. Treasury rates have been sources of funds for Potters Bank and have enabled it to retain funds it could have otherwise lost. A tiered interest rate pricing structure is utilized for certificates and most checking and statement savings products in order to encourage higher balance accounts and reduce the impact of paying higher deposit rates.

To the extent possible, management expects to utilize deposit inflows to fund loan growth. There can be no assurance, however, that deposit inflows will continue, and to the extent higher rate FHLB advances are utilized, the cost of funds could be negatively affected.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

Management maintains an allowance for loan losses that, in its judgment, is adequate to absorb credit losses from loans. As part of management's ongoing review of all loans with respect to the adequacy of the allowance for loan losses, a portion of the allowance is allocated to each major loan type. A periodic analysis of the percentages allocated to various types of real estate, consumer and commercial loans is conducted, at least annually, and percentages changed to reflect the risk and delinquency status of various loan types. No provisions were recorded during 2000 or 1998 because the allowance was deemed adequate. During 1999, a negative provision of $75,000 was recorded relating to a Colorado loan payoff and recovery, which increased net income and decreased the allowance for loan losses. The negative provision was recorded to remove excess allowances for loan losses.

The allowance for loan losses decreased $73,000 during 2000, to $2.0 million at December 31, 2000. Charge-offs of $113,000 during 2000, primarily consumer and real estate loans, were offset by $40,000 in recoveries. The allowance for loan losses decreased $174,000, to $2.0 million, during 1999, from charge-offs of $125,000, primarily consumer loans, and the $75,000 negative loan loss provision, offset by recoveries totaling $26,000. Charge-offs of $59,000, primarily from consumer loans, and recoveries of $127,000 during 1998 resulted in an allowance for loan losses of $2.2 million at year-end 1998. Unallocated general valuation allowances declined from $1.5 million at December 31, 1998, to $746,000 at December 31, 1999, and further declined to $296,000 at December 31, 2000. The decline in unallocated general loan loss reserves is due primarily to growth in the loan portfolio and increased reserve percentages allocated to higher risk home equity loans, selected consumer loans, second mortgage loans and a nonconforming real estate loan product available to persons who are considered slightly higher credit risks, and to an increase in nonperforming loans. Although no loan loss provisions have been made in the last three years, it is anticipated that regular provisions will resume in 2001.

The following table sets forth the amounts and categories of nonperforming assets. Nonperforming assets consist of nonaccrual loans, accruing loans that are delinquent 90 days or more, restructured loans, real estate acquired by or instead of foreclosure and repossessed assets. Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                       --------------December 31,---------------
                                          2000            1999            1998
                                          ----            ----            ----
                                               (Dollars in thousands)
Nonaccrual loans                        $    841        $    316        $    224
                                        --------        --------        --------
Total nonperforming loans                    841             316             224
Foreclosed and repossessed assets            243
                                        --------        --------        --------
Total nonperforming assets              $  1,084        $    316        $    224
                                        ========        ========        ========

Total assets                            $151,435        $143,736        $134,474

Total nonperforming assets as
  a percent of total assets                  .72%            .22%            .17%

Allowance for loan losses               $  1,964        $  2,037        $  2,211

Allowance as a percentage of
  nonperforming loans                     233.53%         644.62%         987.05%

Nonperforming loans increased $525,000 during 2000 and $92,000 during 1999, but remained less than 1% of total assets over the last three years. Nonperforming loans at December 31, 2000 consisted primarily of one-to-four family real estate loans, with approximately 22% resulting from the nonconforming loan programs and approximately 34% from purchased real estate and consumer loan packages. The make-up of nonperforming loans at December 31, 2000 was 67% residential loans to 33% consumer loans.

Nonaccrual loans include impaired loans. A loan is considered impaired when it is probable that all principal and interest will not be collected according to the terms of the loan contract. There were no impaired loans at December 31, 2000, 1999 or 1998.

Restructured loans are those that have been renegotiated at concessionary terms as a result of a borrowers' troubled financial condition. At year-ends 2000, 1999 and 1998, there were no restructured loans.

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

GAINS ON SALES OF LOANS, SECURITIES AND OTHER ASSETS

Gains on sales of assets have declined over the last three years, from $167,000 during 1998, to $43,000 during 1999 and to $17,000 during 2000. During 2000, securities gains totaled $9,000, and an $8,000 gain was recorded on the sale of real estate loans sold while retaining the servicing on the loans. The long-term fixed-rate real estate loans sold on a servicing-released basis during the prior two years were not as attractive to customers in the rising rate environment of 2000. During 1999, securities gains totaled $3,000, and $40,000 was recorded on servicing-released loan sales. During 1998, securities gains totaled $57,000, $46,000 was recorded on servicing-released loan sales and a $64,000 gain was recorded on the sale of a parking lot owned by a subsidiary of Potters Bank.

NONINTEREST INCOME

Noninterest income increased $93,000, or 18.5%, during 2000 compared to 1999. Excluding nonrecurring PFC miscellaneous income of $29,000 from 2000 and the $37,000 franchise tax refund from 1999, noninterest income grew $101,000, or 21.7%, during 2000 over 1999. Noninterest income from core operations has continued to grow over the last three years from a larger customer base producing increasing numbers of accounts and increased usage of Potters Bank's fee based products and services by those customers. Growth in such income during 2000 showed a $157,000, or 38.4%, increase over 1998.

Excluding the 1999 $37,000 refund mentioned above, service charges and other noninterest income increased 13.7% during 1999 compared to 1998. Specific areas of improvement over the last three years included service charges on deposits from new checking accounts, increases in automated teller machine ("ATM") and VISA Check Card fee income, other service fees, increased rental income from the rental of branch office space for the financial investment service and corporate office space to local businesses and other miscellaneous income.

NONINTEREST EXPENSE

Noninterest expense increased $121,000, or 3.5%, during 2000 compared to 1999. Excluding the net loss of $112,000 on the settlement of the lawsuit involving the $448,000 cashiers checks, noninterest expense increased only $9,000 during 2000 over the prior year. Salaries and employee benefits costs declined $121,000, primarily from the closing of the Mentor loan production office during the second quarter of 2000 and higher loan deferral costs, offset by increased performance-based compensation. Occupancy and equipment costs increased $31,000 with technology purchases and the renovation of the Calcutta branch office and expansion of its drive through facility. Professional service fees increased $141,000, primarily as a result of the additional fees paid to resolve the lawsuit and the utilization of a consultant during 2000 to aid in the development of a three-year technology plan. Other noninterest expense increased $100,000 during 2000 over 1999, but excluding the $112,000 cashiers checks settlement, actually declined $9,000 during the year. Savings were realized from lower deposit insurance premiums and regulatory supervisory fees, offset by higher employee training and ATM/Check Card costs.

Noninterest expense increased $362,000, or 11.7%, during 1999 over 1998. Salaries and benefits increased $207,000 during 1999, primarily from staffing a new loan production office in Mentor, Ohio and experiencing a full year of operations in the Boardman, Ohio loan production office. Occupancy and equipment expenses increased $56,000 during 1999, caused primarily by rent expense from the Boardman and Mentor loan production offices and off-site ATM locations, increased office building depreciation from corporate office renovation and improvements, depreciation of new technology and maintenance of equipment and systems.

Other noninterest expense increased $45,000 during 1999 compared to 1998. Data processing and communication costs increased during 1999 from the telephone banking system and loan production offices, while costs associated with checking accounts and ATM/check card services increased consistent with planned growth. Increases also occurred in expenses related to advertising products and services, accounting and legal fees, postage from customer newsletters and expense incurred in making operations Y2K compliant.

During 2000, Potters Bank submitted application to the Federal Deposit Insurance Corporation and the State of Ohio for approval to establish a branch office in Beaver, Pennsylvania. Regulatory approval was received and ground was broken for the new full-service office in January 2001. The strategic plan includes the pursuit of expansion in geographic and service markets. The choice of Beaver, a growing community twenty miles east of East Liverpool, as a location for a new branch came after much research and analysis. Potters Bank has been originating loans in that area and plans a full-service facility intended to increase the deposit base needed to fund loan growth, although there can be no assurance that the branch will be successful in attracting additional loans or deposits. During construction and the initial start-up of operations, the branch will be incurring net expense.

INCOME TAXES

Despite higher net income, income tax expense of $585,000 during 2000 was a $135,000 decrease from the $720,000 recorded in 1999, and an $11,000 decline from the $596,000 recorded in 1998. The decrease in income taxes during 2000 was primarily the result of the recording of $83,000 in historical tax credits and an additional credit of $17,000 relating to a low income housing project. Other variances over the three years were primarily from the net increase in net income for each year.

Legislation requires the recapture, over time, of a portion of the bad debt reserve previously deducted for income tax reporting purposes. Since deferred taxes have been recorded on those bad debt reserves, this recapture will not affect net income.

FINANCIAL CONDITION

Assets grew $7.7 million, or 5.4%, during 2000, from $143.7 million at December 31, 1999, to $151.4 million at December 31, 2000. Net loan growth of $11.5 million, or 10.7%, was funded primarily through deposit inflows and, to a lesser extent, securities calls and repayments and the utilization of additional funds on hand at year-end 1999 to maintain liquidity for customer demands relating to the year 2000.

Securities activities during 2000 included the purchase of municipal securities totaling $2.1 million, while repayments and calls on the available-for-sale portfolio totaled $3.9 million. A $550,000 security was sold, generating a gain of $9,000. Highly rated, insured municipal securities were purchased as part of a strategy to reduce income tax expense. At year-end 2000, the portfolio consisted primarily of mortgage-backed and U.S. government agency securities. All securities are designated available for sale and are carried at their fair values, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale decreased significantly during 2000, from $818,000 at year-end 1999 to $58,000 at year-end 2000, primarily from rising prices on adjustable-rate mortgage-backed securities and stepped-rate notes from the FHLB. The equity component, representing the net after-tax unrealized losses on securities available for sale, decreased from $540,000 at December 31, 1999, to $39,000 at December 31, 2000.

Net loans grew to $119.9 million at December 31, 2000, compared to $108.4 million at December 31, 1999. Loan purchases of $8.1 million during 2000 and $3.8 million in net loan originations caused the increase in loans. Loans originated for sale during 2000 totaled $809,000, $776,000 of which was sold, retaining the servicing, generating a gain of $8,000. Real estate loans increased $12.9 million, or 14.6%, during 2000, with $7.7 million, or 10.9%, in one-to-four family real estate loans, and $5.1 million, or 29.5% in multifamily and commercial real estate loans. Commercial business loans also increased during 2000, by $1.1 million. The rising rate environment during much of 2000 and customer preference during such times for adjustable-rate loans instead of the long-term fixed rate loans usually sold by Potters Bank resulted in significantly lower loans originated for sale compared to the prior year. The Mentor loan production office was closed in April 2000 because its loan volume was not sufficient to offset the expenses of continuing the loan production office. The strategic plan calls for continued diversification of the loan portfolio and growth in higher-yielding commercial real estate and other consumer and commercial loans, along with an increasing reliance on internally generated loans. Although loan purchases continued to contribute to loan growth during 2000, the dollar volume of purchases declined over 50% during the year, from $17.4 million during 1999, compared to $8.1 million during 2000.

However, there can be no assurance the demand for loans will continue in surrounding local areas, or that the Boardman loan production office or the proposed Beaver Office will successfully penetrate their respective markets.

The Asset/Liability Management Committee ("ALCO") monitors the pricing of loan products, loan purchase decisions and the overall interest rate risk of the loan portfolio. A majority of commercial real estate loans were originated with variable rates of interest. The ratio of loans to deposits increased to 103.5% at December 31, 2000, from 100.1% at December 31, 1999.

Total deposits increased $7.5 million, or 6.8%, from $110.3 million at year-end 1999, to $117.8 million at December 31, 2000. Certificates of deposits grew $4.6 million, while savings accounts grew $3.3 million, primarily from net inflows of $5.7 million into the Treasury Index savings account tied to the 90-day Treasury bill. Numbers of checking accounts increased 32.2% during 2000, including Really Free Checking, the Advantage checking program, which includes other benefits for customers 50 or older, and business checking products. The ALCO continues to focus on strategies for reduced interest rate risk and responsible deposit management, such as the competitive pricing of selected certificates of deposit with maturities exceeding one year and the use of a tiered pricing system on the basis of amount of deposit.

In accordance with its asset/liability policy, management does not match the highest rates offered on deposits by competitors. Deposits from retail sources are emphasized and no brokered deposit accounts existed at December 31, 2000. Potters Bank participates in the State of Ohio's Bid-Deposit Program, a monthly on-line auction for State funds.

At December 31, 2000, FHLB advances totaled $19.5 million, compared to $21.3 million at year-end 1999. Advances totaling $4.2 million received during 2000 were used primarily for liquidity management. Advances totaling $6.0 million were repaid during 2000, primarily replaced by deposit inflows.

Shareholders' equity increased $1.3 million during 2000, primarily from net income of $1.4 million. Other changes were a $501,000 decrease in the unrealized loss on securities available for sale, offset by the purchase of 28,850 PFC common shares for $281,000 and the payment of $394,000, or $.39 per share, in dividends to shareholders. A 5% stock dividend was paid in 2000 from treasury shares, resulting in changes within the components of shareholders' equity, but no impact on overall equity.

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

The change of Potters Bank from a savings and loan institution to a savings bank in early 2000 prompted a change in regulators. The primary regulator of all Ohio-chartered savings banks, as with all Ohio-chartered savings and loan institutions, is the State of Ohio. The federal regulator, however, changed from the Office of Thrift Supervision (the "OTS"), which regulates savings and loan institutions, to the Federal Deposit Insurance Corporation (the "FDIC"), which regulates savings banks. The overall expectations of the OTS and the FDIC with respect to interest rate risk, however, are largely the same - utilize an appropriate system to measure interest rate risk and sensitivity, manage interest rate risk, communicate that risk to the Board of Directors and demonstrate quarterly compliance with board-approved limits. One difference between the two regulators is in the nomenclature. The OTS defines risk in terms of the net portfolio value ("NPV") approach, while the FDIC titles that same concept the Economic Value of Equity ("EVE"). Another difference between the OTS and the FDIC is in specific monitoring and reporting requirements. The OTS requires the monitoring and reporting of NPV only. In addition to the EVE, the FDIC also requires board approved limits, measurement and ongoing monitoring of the change in net income from a 200 basis point increase or decrease in interest rates.

The ALCO utilizes the NPV/EVE approach and simulation modeling to aid in making decisions relating to pricing and the relative mix of interest rate sensitive assets and liabilities. NPV/EVE is the difference between the present value of expected cash flows from assets and expected cash flows from liabilities as well as off-balance sheet contracts, such as loan commitments, under various interest rate scenarios. The interest rate sensitivity measure quantifies the largest number of basis points lost in the NPV/EVE ratio when interest rates increase or decrease 200 basis points.

During 1999, Potters Bank utilized a quarterly Interest Rate Risk Exposure report provided by the OTS. As a result of the change to a savings bank, Potters Bank no longer received the OTS Interest Rate Risk Exposure report in 2000. Internally generated reports using commercial software were utilized to measure interest rate risk during the first half of the year. During the third quarter 2000, interest rate risk software was purchased. The software utilizes call report data to generate interest rate risk position reports and peer comparisons, and is more comparable to the OTS reports previously provided.

Presented below, as of December 31, 2000 and December 31, 1999, is an analysis of interest rate risk as measured by the projected NPV/EVE ratio for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments up and down 200 basis points, compared to current policy limits of the Board of Directors. The NPV/EVE ratio is calculated by subtracting the present value of liabilities from the present value of assets and dividing such difference by the present value of assets. Generally, Potters Bank's NPV/EVE ratio is more sensitive to rising rates than declining rates. In a rising rate environment, fixed-rate loans decline in market value because of the rise in rate and slowing prepayments. A rise in market value for fixed-rate loans is not experienced in a declining rate environment because borrowers will prepay at relatively faster rates. Commercially generated assumptions similar to the OTS assumptions were used in calculating the amounts in this table during 2000, while actual OTS assumptions were used at December 31, 1999.

Change in          Minimum        December 31,         Minimum      December 31,
Interest Rate       Board              2000             Board           1999
(Basis Points)       EVE               EVE               NPV             NPV
 ------------        ---               ---               ---             ---

       +200          6.40%             6.77%             7.50%          6.98%
       +100          7.20              7.60              7.75           8.16
          -          8.00              8.35              8.00           9.10
       -100          7.20              8.86              7.75           9.69
       -200          6.40              9.00              7.50          10.31

  Change in         Minimum           December 31,
  Net Income        Board             2000
(Basis Points)      Change(1)         Change(1)
 ------------       ------            ------

       +200         (10.00)%          (6.15)%
       -200          10.00             7.33

-------------
(1) In addition to the EVE, required by the OTS as the NPV, the FDIC requires an analysis and measurement of the increase or decrease in net income given a 2.0% increase or decrease in interest rates. It also requires the Board to set limits for such increases or decreases and be informed of compliance on a quarterly basis.

At December 31, 2000, the EVE ratio assuming no change in current rates was 8.35%, lower than the 9.10% NPV at December 31, 1999. At year-end 2000, an assumed 200 basis point increase in interest rates caused the EVE ratio to decline from 8.35% to 6.77%. At year-end 1999, the NPV ratio declined from 9.10% to 6.98% after the same 200 basis point increase in interest rates. During 2000, exposure to interest rate risk was impacted primarily by the interest rate environment. The U.S. Treasury Yield Curve, which tracks the rates offered by the U.S. government on instruments of varying maturities, was significantly lower for the medium and longer-term maturity periods at December 31, 2000, but was significantly higher for short-term time periods than at December 31, 1999, causing a much flatter yield curve. With this yield curve, there was not much difference at December 31, 2000 between the rates offered on short-term instruments versus those with longer-term maturities. This movement in interest rates was the primary cause of the reduction in the projected EVE at year-end 2000 compared to the NPV at year-end 1999, during a 200 basis point upward shift in rates.

Interest rate sensitivity declined during 2000 compared to 1999. The sensitivity measure, or change in the EVE ratio, decreased from a negative 212 basis points at year-end 1999, to a negative 158 basis points at December 31, 2000. The percentage change in EVE and NPV under all scenarios was within the Board-imposed limits at both period ends, except for a 200 basis point increase in interest rates at December 31, 1999, where the projected NPV was 52 basis points lower than the 7.50% minimum. The Board was informed of the situation and, early in 2000, the Board reviewed and revised the existing minimum levels required and set minimum limits for the percentage change in net income. At December 31, 2000, the projected changes in net income from a 200 basis point increase or decrease in interest rates were within the minimum limits established by the Board.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. Certain assets and liabilities with similar characteristics may react in different degrees to changes in market interest rates. In addition, the interest rates on certain assets and liabilities may fluctuate in advance, or lag behind, changes in market interest rates. A change in interest rates can also invalidate the prepayment and other assumptions used in NPV/EVE calculations.

The Board of Directors approves and monitors compliance with its interest rate risk management policy on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals and pay operating expenses. Liquidity is influenced by financial market conditions, fluctuations in interest rates, general economic conditions and regulatory requirements. Liquid assets, primarily represented by cash equivalents and interest-bearing deposits in other financial institutions, are a result of operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2000 and 1999:

                                                    Years ended December 31,
                                                       2000        1999
                                                     --------    --------
                                                    (Dollars in thousands)
           Net income                                $  1,447    $  1,346
           Adjustments to reconcile net income
             to net cash from operating activities        808          47
                                                     --------    --------
           Net cash from operating activities           2,255       1,393
           Net cash from investing activities          (9,802)    (14,720)
           Net cash from financing activities           5,087       8,740
                                                     --------    --------
           Net change in cash and cash equivalents     (2,460)     (4,587)
           Cash and cash equivalents at the
             beginning of the year                      7,820      11,867
                                                     --------    --------
           Cash and cash equivalents at the end
             of the year                             $  4,820    $  7,280
                                                     ========    ========

The adjustments to reconcile net income to net cash from operating activities consists mainly of the origination and sale of mortgage loans, provisions for losses, depreciation and amortization and changes in accrued income and expense. Significant components of investing activities during 2000 were loan purchases of $8.1 million, net loan originations of $3.8 million and securities repayments and calls totaling $3.9 million, offset by purchases of $2.1 million of municipal securities. The most significant components of cash flows from operating activities during 1999 included sales of loans held for sale totaling $6.4 million, offset by the origination of $5.6 million in loans held for sale. Significant components of cash flows from investing activities during 1999 were loan purchases of $17.4 million and securities purchases of $8.6 million, offset by securities repayments, calls and maturities of $8.1 million, securities sales of $577,000 and, excluding loan purchases, a $3.2 million net decrease in loans.

Cash flows from financing activity during 2000 included net deposit inflows of $7.5 million and net repayments of FHLB advances of $1.8 million. Financing activity during 1999 included net deposit inflows of $5.7 million and a net increase in FHLB advances of $4.1 million.

Normal, recurring sources of funds are primarily customer deposits, sale, maturities, calls and repayments of securities, loan repayments and other funds provided by operations. Potters Bank has the ability to borrow from the FHLB when needed as a secondary source of liquidity. Investments in liquid assets are maintained based upon management's assessment of the need for funds, expected deposit flows, the yields available on short-term liquid assets and the objectives of the asset/liability management program. Federal regulation requires the maintenance of an average daily balance of liquid assets (generally including cash, deposits in other financial institutions, and qualifying U.S. government securities) at a minimum of 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. During December 2000, the average regulatory liquidity ratio was 12.65%. At year-end 2000, commitments to originate loans and unused credit lines totaled $7.8 million. Management considers liquidity and capital reserves to be sufficient to fund its outstanding short- and long-term needs on a timely basis. Sufficient cash flow and borrowing capacity exists to fund all outstanding commitments and to maintain desired levels of liquidity.

At December 31, 2000, capital was in excess of all capital requirements set forth by regulation for all federally insured savings institutions. Note 16 of the consolidated financial statements sets forth information with respect to regulatory capital and the corresponding regulatory capital requirements applicable to thrift institutions.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Estimated fair values and related carrying values of its financial instruments at year-end 2000 and 1999 are disclosed in Note 17 of the consolidated financial statements. The difference between the carrying values and the estimated fair values of financial instruments is primarily a function of the interest rate environment and the characteristics of the financial instruments.

The estimated fair value of loans receivable represented 100.0% and 99.1% of the carrying values at December 31, 2000 and 1999. At December 31, 2000 and 1999, the estimated fair value of deposits was 100.02% and 99.9% of its carrying value.

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

ITEM 7.    FINANCIAL STATEMENTS.

                          POTTERS FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                             (Dollars in thousands)
--------------------------------------------------------------------------------
                                                    2000         1999
                                                 ---------    ---------
ASSETS

      Cash and due from financial institutions   $   3,930    $   6,441
      Interest-bearing deposits                        401          801
      Federal funds sold                               489           38
                                                 ---------    ---------
         Cash and cash equivalents                   4,820        7,280
      Securities available for sale                 21,177       22,751
      Federal Home Loan Bank stock                   1,274        1,184
      Loans, net                                   119,903      108,360
      Accrued interest receivable                    1,349        1,343
      Premises and equipment, net                    2,016        1,960
      Other assets                                     896          858
                                                 ---------    ---------

                                                 $ 151,435    $ 143,736
                                                 =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

      Liabilities

      Deposits                                   $ 117,792    $ 110,335
      Federal Home Loan Bank advances               19,500       21,300
      Accrued expenses and other liabilities         1,810        1,081
                                                 ---------    ---------

         Total liabilities                         139,102      132,716


      Shareholders' equity
      Common stock, no par value;
        2,000,000 shares authorized;
        1,116,528 shares issued
      Paid-in capital                                5,288        5,429
      Retained earnings                              8,567        7,945
      Accumulated other
        comprehensive income                           (39)        (540)
      Unearned compensation on
        recognition and retention plan shares          (46)         (60)
      Treasury stock, at cost:  118,539 shares
        in 2000 and 137,385 in 1999                 (1,437)      (1,754)
                                                 ---------    ---------

         Total shareholders' equity                 12,333       11,020
                                                 ---------    ---------

                                                 $ 151,435    $ 143,736
                                                 =========    =========
--------------------------------------------------------------------------------
                             See accompanying notes.

                          POTTERS FINANCIAL CORPORATION

                   For the three years ended December 31, 2000
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
                                               2000             1999            1998
                                             --------         --------        --------
INTEREST AND DIVIDEND INCOME
      Loans, including fees                  $  9,772         $  8,537        $  7,243
      Securities                                1,447            1,460           1,756
      Federal funds sold and other                122              150             263
                                             --------         --------        --------
                                               11,341           10,147           9,262
INTEREST EXPENSE
      Deposits                                  5,104            4,186           4,262
      Federal Home Loan Bank advances           1,236            1,055             770
                                             --------         --------        --------
                                                6,340            5,241           5,032
                                             --------         --------        --------

NET INTEREST INCOME                             5,001            4,906           4,230

Provision for loan losses                                          (75)
                                             --------         --------        --------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                     5,001            4,981           4,230
Gains on sales of loans, securities
 and other assets                                  17               43             167
Noninterest income                                595              502             409
Noninterest expense                             3,581            3,460           3,098
                                             --------         --------        --------

INCOME BEFORE INCOME TAX                        2,032            2,066           1,708

Income tax expense                                585              720             596
                                             --------         --------        --------

NET INCOME                                   $  1,447         $  1,346        $  1,112
                                             ========         ========        ========
Earnings per common share
      Basic                                  $   1.46         $   1.32        $   1.03
                                             ========         ========        ========

      Diluted                                $   1.43         $   1.29        $   0.99
                                             ========         ========        ========


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    2000         1999         1998
                                                  --------     --------     --------
NET INCOME                                        $ 1,447      $ 1,346      $ 1,112
Other comprehensive income (net of tax):
      Change in unrealized loss on
       securities available for sale
       arising during the period                      507         (497)         (12)
      Transition adjustment from adoption
       of SFAS No. 133                                                           18
      Reclassification adjustment for
       accumulated (gains)/losses
       included in net income                          (6)          (2)         (30)
                                                  -------      -------      -------

      Total other comprehensive income (loss)         501         (499)         (24)
                                                  -------      -------      -------

COMPREHENSIVE INCOME                              $ 1,948      $   847      $ 1,088
                                                  =======      =======      =======

--------------------------------------------------------------------------------
                             See accompanying notes.

                          POTTERS FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the three years ended December 31, 2000
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                                                 Accumulated
                                                                                    other       Recognition
                                                            Paid-in   Retained  comprehensive       and        Treasury
                                                            capital   earnings      income     Retention Plan   stock      Total
                                                            -------   --------  -------------  --------------  --------   -------
BALANCE - JANUARY 1,1998                                     $5,159    $7,350       $ (17)          $(87)      $(1,399)   $11,006
Net income                                                              1,112                                               1,112
5,170 common shares issued for stock option exercises            36                                                            36
Purchase of 44,812 treasury shares                                                                                (780)      (780)
Cash dividends declared ($.209 per common share)                         (229)                                               (229)
Recognition and retention plan shares earned                                                          13                       13
Tax benefit arising from stock option
 and recognition and retention plan shares                       23                                                            23
Change in unrealized loss on securities available for sale                            (24)                                    (24)
                                                             ------    ------       -----           ----       -------    -------
BALANCE - DECEMBER 31, 1998                                   5,218     8,233         (41)           (74)       (2,179)    11,157
Net income                                                              1,346                                               1,346
860 common shares issued from treasury
 for stock option exercises                                      (7)                                                11          4
Purchase of 44,077 treasury shares                                                                                (726)      (726)
Cash dividends declared ($.309 per common share)                         (318)                                               (318)
Stock dividend declared                                         176    (1,316)                                   1,140
Recognition and retention plan shares earned                                                          14                       14
Tax benefit arising from stock option
 and recognition and retention plan shares                       42                                                            42
Change in unrealized loss on securities available for sale                           (499)                                   (499)
                                                             ------    ------       -----           ----       -------    -------
BALANCE - DECEMBER 31, 1999                                   5,429     7,945        (540)           (60)       (1,754)    11,020
Net income                                                              1,447                                               1,447
Purchase of 28,850 treasury shares                                                                                (281)      (281)
Cash dividends declared ($.39 per common share)                          (394)                                               (394)
Stock dividend declared                                        (167)     (431)                                     598
Recognition and retention plan shares earned                                                          14                       14
Tax benefit arising from stock option
 and recognition and retention plan shares                       26                                                            26
Change in unrealized loss on securities available for sale                            501                                     501
                                                             ------    ------       -----           ----       -------    -------
BALANCE - DECEMBER 31, 2000                                  $5,288    $8,567       $ (39)          $(46)      $(1,437)   $12,333
                                                             ======    ======       =====           ====       =======    =======

--------------------------------------------------------------------------------
                             See accompanying notes.

                          POTTERS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the three years ended December 31, 2000
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                                 2000              1999              1998
                                                                 ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                                $ 1,447          $  1,346          $  1,112
      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                              303               296               216
         Provision for losses                                                         (75)
         Net amortization of securities                              43                87                64
         Net realized (gain) loss on:
             Sales of securities                                     (9)               (3)              (57)
             Sales of loans                                          (8)              (40)              (46)
             Sales of foreclosed real estate and
               repossessed assets                                    (3)                                  1
             Sales of other assets                                                                      (64)
         Stock dividend on Federal Home Loan Bank stock             (90)              (77)              (67)
         Loans originated for sale                                 (809)           (5,577)           (6,877)
         Proceeds from sales of loans held for sale                 776             6,359             6,232
         Net change in:
             Deferred taxes                                          36                68                73
             Other assets and liabilities                           573              (991)               57
                                                                -------          --------          --------

                Net cash from operating activities                2,259             1,393               644
                                                                -------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Activity in available-for-sale securities:
           Sales                                                    550               577             3,422
           Maturities, repayments and calls                       3,884             8,101             7,088
           Purchases                                             (2,135)           (8,556)           (7,666)
      Activity in held-to-maturity securities:
         Maturities, repayments and calls                                                             6,031
      Purchase of Federal Home Loan Bank stock                                       (116)              (65)
      Loan originations and payments, net                        (3,784)            3,216             8,718
      Loan purchases                                             (8,061)          (17,407)          (20,868)
      Proceeds from sale of foreclosed real estate
        and repossessed assets                                       40                                   6
      Proceeds from sale of premises                                                                    100
      Additions to property and equipment                          (300)             (535)             (133)
                                                                -------          --------          --------

                Net cash from investing activities               (9,806)          (14,720)           (3,367)
                                                                -------          --------          --------


-------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   For the three years ended December 31, 2000
                             (Dollars in thousands)

-------------------------------------------------------------------------------

                                                                   2000              1999              1998
                                                                   ----              ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES
      Net change in deposits                                       7,457             5,691             4,550
      Proceeds from Federal Home Loan Bank advances                4,150            15,300            17,300
      Repayments of Federal Home Loan Bank advances               (5,950)          (11,247)          (10,046)
      Repurchase of common stock                                    (281)             (726)             (780)
      Proceeds from exercise of stock options                                            4                36
      Cash dividends paid                                           (394)             (318)             (229)
      Other financing activities                                     105                36               (57)
                                                                --------          --------          --------

                Net cash from financing activities                 5,087             8,740            10,774
                                                                --------          --------          --------

Net change in cash and cash equivalents                           (2,460)           (4,587)            8,051

Cash and cash equivalents at beginning of year                     7,280            11,867             3,816
                                                                --------          --------          --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  4,820          $  7,280          $ 11,867
                                                                ========          ========          ========


Supplemental cash flow information:

      Interest paid                                             $  6,198          $  5,204          $  5,022
      Income taxes paid                                              483               887               431

Supplemental noncash disclosures:

      Transfer from loans to foreclosed real estate and
        repossessed assets                                      $    279                            $      6
      Transfer from held-to-maturity securities
        to available-for-sale securities                                                              22,112
      Recognition and retention plan shares earned                    14          $     14                13




-------------------------------------------------------------------------------
                             See accompanying notes.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

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

The Corporation provides financial products and services through its three offices in and near East Liverpool, Ohio and its loan production office in Boardman, Ohio. Primary lending products are residential and commercial real estate loans, home equity lines of credit, commercial and consumer loans. Substantially all loans are secured by specific collateral. Real estate loans are secured by both residential and commercial real estate. Commercial loans are expected to be repaid from cash flows of the business. Lending activities are primarily funded by attracting deposits. Primary deposit products include a variety of checking, savings and certificate of deposit accounts. The primary source of income is interest on loans and securities.

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

--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

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

Servicing Rights: Mortgage servicing rights are recognized as assets for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

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

An accounting standard, adopted in 1998, requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. No derivative financial instruments are currently owned or contemplated, but the standard was adopted to provide maximum flexibility for possible future hedging strategies. As part of adoption of this standard, the Corporation's held-to-maturity securities were transferred to available for sale so they may be available for hedging in the future. The amortized cost of held-to-maturity securities as of July 1, 1998 was $22.1 million, and resulted in an after-tax transition adjustment to comprehensive income of $18,000 in 1998.



--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Dividends: A 5% stock dividend was distributed in July 2000 and a 10% stock dividend was distributed in March 1999. Share data has been adjusted to reflect the stock dividends. Stock dividends are recorded at the fair market value of the shares issued.

Earnings per Common Share: Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential dilution resulting from the issuance of common shares upon stock option exercises and vesting of recognition and retention plan shares. All references to common shares, earnings and dividends per share reflect all stock dividends and stock splits. Following is a summary of shares used in computing EPS:


                                                              2000         1999           1998
                                                              ----         ----           ----
         Weighted average common shares
          outstanding for basic EPS                          993,423     1,016,740      1,082,728
         Add:  Dilutive effects of assumed exercises
          of stock options and recognition and
          retention plan                                      18,635        28,738         36,160
                                                           ---------     ---------      ---------
         Average shares and dilutive potential
          common shares                                    1,012,058     1,045,478      1,118,888
                                                           =========     =========      =========

As of December 31, 2000 and 1999, there were 31,078, and 32,655 antidilutive stock options. Antidilutive stock options are those in which the exercise price of the option exceeds the fair market value of the underlying stock. The antidilutive stock options were excluded from the above calculation.

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

Financial Statement Presentation: Certain items in the 1998 and 1999 financial statements have been reclassified to correspond with the 2000 presentation.




--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Securities available for sale at year-end were as follows:


                                                      Gross           Gross
                                    Amortized       Unrealized      Unrealized          Fair
                                       Cost           Gains           Losses            Value
                                       ----           -----           ------            -----
                                                      (Dollars in thousands)
2000
       U.S. government and
         federal agencies             $ 9,496         $   9          $   (110)         $ 9,395
       States and municipalities        2,282            95                              2,377
       Other                              259             1                                260
       Mortgage-backed securities       9,176            22               (75)           9,123
                                      -------         -----          --------          -------
       Total debt securities           21,213           127              (185)          21,155

        Equity securities                  22                                               22
                                      -------         -----          --------          -------

                                      $21,235         $ 127          $   (185)         $21,177
                                      =======         =====          ========          =======

1999
       U.S. government and
         federal agencies             $10,496                        $   (578)         $ 9,918
       States and municipalities          158         $  14                                172
       Other                              342             1                                343
       Mortgage-backed securities      12,551            48              (302)          12,297
                                      -------         -----          --------          -------
        Total debt securities          23,547            63              (880)          22,730

        Equity securities                  22                              (1)              21
                                      -------         -----          --------          -------

                                      $23,569         $  63          $   (881)         $22,751
                                      =======         =====          ========          =======


Contractual maturities of debt securities available for sale at year-end 2000, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized
                                                     Cost      Fair Value
                                                     ----      ----------
                                                  (Dollars in thousands)

     Due in one year or less                       $ 4,003      $ 4,003
     Due after one year through five years           3,345        3,343
     Due after five years through ten years              3            3
     Due after ten years                             4,686        4,683
     Mortgage-backed securities                      9,176        9,123
                                                   -------      -------
                                                   $21,213      $21,155
                                                   =======      =======


--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Securities totaling $550,000 were sold during 2000, resulting in a gross gain of $9,000, while calls totaled $1.0 million with no gain or loss. Securities totaling $577,000 were sold during 1999, resulting in gross gains of $4,000 and gross losses of $2,000. Securities totaling $3.0 million were called during 1999, resulting in a gain of $1,000. Available-for-sale securities totaling $3.4 million were sold during 1998, resulting in gross gains of $57,000.

As of December 31, 2000 and 1999, securities totaling $14.0 million and $11.2 million, respectively, were pledged to collateralize public funds.

NOTE 3 - LOANS

Loans at year-end were as follows:

                                                  2000                1999
                                                  ----                ----
                                                   (Dollars in thousands)
Real estate mortgage loans
        One-to-four family residences          $  78,463          $  70,732
        Loans held for sale                           96                 55
        Nonresidential property                   19,572             14,257
        Multifamily and other                      2,839              3,055
                                               ---------          ---------
                                                 100,970             88,099
Consumer and other loans
        Home equity loans                         13,282             13,301
        Purchased second mortgages                 4,631              5,715
        Consumer loans and lines of credit         1,920              2,309
        Commercial business loans                  1,555                472
        Other                                      1,854              1,716
                                               ---------          ---------
                                                  23,242             23,513
                                               ---------          ---------

        Total loan principal balances            124,212            111,612
        Undisbursed loan funds                    (2,909)            (1,848)
        Premiums on purchased loans
        and net deferred loan (fees) costs           564                633
        Allowance for loan losses                 (1,964)            (2,037)
                                               ---------          ---------

                                               $ 119,903          $ 108,360
                                               =========          =========


Activity in the allowance for loan losses for the year was as follows:

                                        2000        1999       1998
                                        ----        ----       ----
                                          (Dollars in thousands)


        Beginning balance             $ 2,037     $ 2,211     $ 2,143
        Provision for loan losses                     (75)
        Recoveries                         40          26         127
        Charge-offs                      (113)       (125)        (59)
                                      -------     -------     -------
        Ending balance                $ 1,964     $ 2,037     $ 2,211
                                      =======     =======     =======



--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Nonaccrual and renegotiated loans totaled $841,000 and $316,000 at December 31, 2000 and 1999. Interest income that would have been recorded on such loans under their original terms totaled approximately $77,000 and $30,000 for the years ended December 31, 2000 and 1999. The amounts included in interest income for such loans totaled approximately $29,000 during 2000 and $15,000 during 1999. Potters Bank is not committed to lend additional funds to debtors whose loans have been modified. Impaired loans were not material at any date or during any period presented because nonperforming loans consisted of residential mortgages and consumer loans that are not impaired.

NOTE 4 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at year-end was as follows:

                                                2000         1999
                                                ----         ----
                                              (Dollars in thousands)

           Loans                               $1,082       $1,060
           Securities                             205          207
           Mortgage-backed securities              62           76
                                               ------       ------

                                               $1,349       $1,343
                                               ======       ======

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at year-end was as follows:

                                                2000         1999
                                                ----         ----
                                               (Dollars in thousands)

           Land                                $  177       $  142
           Buildings and improvements           2,748        2,593
           Furniture and equipment              1,399        1,289
                                               ------       ------
                                                4,324        4,024
           Less: Accumulated depreciation       2,308        2,064
                                               ------       ------

                                               $2,016       $1,960
                                               ======       ======

NOTE 6 - DEPOSITS

Deposits at year-end were as follows:

                                                     2000                     1999
                                                     ----                     ----
                                              Amount      Percent      Amount       Percent
                                              ------      -------      ------       -------
                                                         (Dollars in thousands)
Demand, NOW, and Super NOW accounts
  (Noninterest bearing deposits: 2000 -
  $2,009,000; 1999 - $1,899,000)             $ 16,343       13.8%     $ 16,578       15.0%
Savings and club accounts                      40,508       34.3        37,221       33.7
Money market demand accounts                    1,272        1.3         1,438        1.3
Certificates of deposit                        59,669       50.6        55,098       50.0
                                             --------      -----      --------      -----
                                             $117,792      100.0%     $110,335      100.0%
                                             ========      =====      ========      =====


--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 6 - DEPOSITS (Continued)

Certificates of deposit with a minimum denomination of $100,000 were $15,645,000 and $10,456,000 at year-end 2000 and 1999.

Scheduled maturities of certificates of deposit were as follows:

                                       Maturities
                                       ----------
                                 (Dollars in thousands)
                      2001               $33,695
                      2002                16,554
                      2003                 5,311
                      2004                 1,916
                      2005                 2,193
                                         -------

                                         $59,669
                                         =======

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances at year-end were as follows:

                                                                         2000           1999
                                                                         ----           ----
                                                                       (Dollars in thousands)
Maturities March 2000 through December 2009, primarily
 convertible fixed-rate, from 4.75% to 6.50%, averaging 5.43%                         $21,300

Maturities March 2001 through May 2010, primarily
 convertible fixed-rate, from 5.54% to 6.50%, averaging 5.99%           $19,500
                                                                        -------       -------

                                                                        $19,500       $21,300
                                                                        =======       =======

FHLB advances are payable at maturity, or prior to maturity with prepayment penalties. At year-end 2000, advances totaling $12,000,000 were convertible fixed-rate advances which, at the FHLB's option, can be converted to the London Interbank Offering Rate, on a quarterly basis after the first year of the advances. If the FHLB exercises its option, the advances may be repaid in whole or in part on any of the quarterly repricing dates without prepayment penalty. Advances are collateralized by all shares of FHLB stock and by 100% of the qualified real estate loan portfolio.

Scheduled maturities of advances were as follows:

                                               Maturities
                                               ----------
                                         (Dollars in thousands)
                      2001                      $ 2,000
                      2002                        5,500
                      2003
                      2004
                      2005
                      2006 and thereafter        12,000
                                                -------
                                                $19,500



--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 8 - EMPLOYEE BENEFITS PLANS

A 401(k) plan allows employee contributions up to 15% of each participant's compensation, with a match equal to 50% of the first 6% of the compensation contributed. Participants may also receive discretionary and profit sharing contributions. Expense was $63,000 in 2000, $60,000 in 1999 and $56,000 in 1998.
PFC common shares are available as an investing option to all participants of the plan. The 401(k) plan purchased 4,763 common shares for participants during 2000, 2,611 shares during 1999 and 7,219 shares during 1998.

A Recognition and Retention Plan provides for the award of shares to directors and certain key employees. Compensation expense is recognized over a five-year vesting period. Of the 36,659 shares available to be awarded under the plan, 47,163 shares have been awarded and 10,534 shares forfeited upon the termination of employment by participants. During 2000, 3,117 shares were earned of the 16,747 shares awarded during 1998 and 1,000 shares were granted. At December 31, 2000, 30 shares were available to be awarded. Compensation expense totaled $41,000, $56,000 and $6,000 for 2000, 1999 and 1998. Unearned compensation is reported as a reduction of shareholders' equity until earned.

NOTE 9 - EMPLOYEE STOCK OWNERSHIP PLAN

Employees participate in an Employee Stock Ownership Plan ("ESOP"). ESOP expense consists of discretionary and profit sharing contributions made to the ESOP during the year. ESOP shares are included in weighted average shares outstanding for purposes of calculating earnings per common share. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings and increase participant accounts. Upon termination of employment, each participant may choose to receive distributions in shares or cash.

ESOP contribution and expense totaled $34,000, $66,000 and $61,000 for 2000, 1999 and 1998. At year-end 2000, 21,397 shares of PFC common stock were owned by the ESOP, of which 14,640 shares were allocated to employee accounts and 6,757 shares were purchased in 2000 and will be allocated to participants in future periods based on plan criteria. At year-end 1999, the ESOP owned 14,640 shares of PFC common stock, of which 12,944 shares were allocated to employee accounts and 1,696 shares were allocated to plan participants in 2000. At year-end 2000, the estimated fair value of shares subject to the cash distribution option, based on the last sales price quoted in 2000 on the Nasdaq SmallCap Market, totaled $177,000.

NOTE 10 - STOCK OPTION PLANS

Options to buy stock are granted to directors, officers and other key employees. In addition to the outstanding stock options summarized below, 3,987 shares were available to be granted as of December 31, 2000. The exercise price is the market price at the date of grant. All options have a term of 10 years and are immediately exercisable.





--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 10 - STOCK OPTION PLANS (Continued)

A summary of activity in the plan was as follows:


                                           2000                     1999                    1998
                                           ----                     ----                    ----
                                                 Weighted                Weighted                Weighted
                                                  Average                 Average                 Average
                                                 Exercise                 Exercise                Exercise
                                   Shares          Price     Shares        Price     Shares        Price
                                   ------          -----     ------        -----     ------        -----
Outstanding - beginning
 of year                            85,078        $ 7.89     54,502        $ 5.20    59,930       $5.33
Granted                             26,351          8.57     31,500         12.44
Forfeited                           (5,360)        11.80
Exercised                                                      (924)         4.33    (5,428)       6.69
                                   -------                   ------                  ------

Outstanding - year-end             106,069          7.86     85,078          7.89    54,502        5.20
                                   =======                   ======                  ======
Weighted average fair value
 of options granted                               $ 2.02                   $3.68



Options outstanding at year-end 2000 were as follows:

                                                     Weighted
                                                     Remaining
                                      Options       Contractual
Range of exercise price             Outstanding        Life
-----------------------             -----------        ----

$5-$10                                77,196          5.3 yrs
$11-$15                               28,873          8.3
                                     -------

Outstanding and exercisable
 at year-end                         106,069          6.1 yrs
                                     =======

Financial Accounting Standards Board ("FASB") Statement No. 123 allows adhering to prior accounting guidance, under which no compensation expense is recognized because the exercise price of employee stock options equals the market price on the date of grant. Had compensation cost for stock options been measured using FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.


                                                  2000           1999         1998
                                                  ----           ----         ----
                                           (Dollars in thousands, except per share data)
Net income as reported                           $1,447         $1,346       $1,112
Pro forma net income                              1,394          1,273        1,112

Basic earnings per share as reported             $ 1.46         $ 1.32       $ 1.03
Pro forma basic earnings per share                 1.40           1.25         1.03

Diluted earnings per share as reported           $ 1.43         $ 1.29       $ 0.99
Pro forma diluted earnings per share               1.38           1.22         0.99




--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 10 - STOCK OPTION PLANS (Continued)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. No options were granted during 1998.

                                        2000          1999
                                        ----          ----
Risk free interest rate                  6.30%         5.70%
Expected option life                     6 yrs         6 yrs
Expected stock price volatility         29.16%        28.04%
Dividend yield                           4.73%         1.24%

NOTE 11 - INCOME TAXES

Income tax expense was as follows:

                                        2000       1999      1998
                                        ----       ----      ----
                                          (Dollars in thousands)
        Current                         $549       $652      $523
        Deferred                          36         68        73
                                        ----       ----      ----

                                        $585       $720      $596
                                        ====       ====      ====

Deferred tax assets and liabilities at year-end were due to the following:

                                                         2000         1999
                                                         -----        -----
                                                       (Dollars in thousands)

Deferred tax assets:
  Allowance for loan losses                              $ 593        $ 588
  Depreciation                                              15           13
  Unrealized loss on securities available for sale          20          278
  Other                                                     16           11
                                                         -----        -----
                                                           644          890
                                                         -----        -----

Deferred tax liabilities:
  FHLB stock dividends                                    (247)        (216)
  Other                                                    (44)         (27)
                                                         -----        -----
                                                          (291)        (243)
                                                         -----        -----

Net deferred tax asset                                   $ 353        $ 647
                                                         =====        =====

Taxes paid in the current and prior years were adequate to warrant recording the full deferred tax asset without a valuation allowance.

Federal income tax laws permitted additional bad debt deductions through 1987, totaling $2,480,000. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise be $843,000 at December 31, 2000. If Potters Bank were liquidated or otherwise ceased to exist, or if tax laws changed, this amount would be expensed. Under 1996 tax law changes, bad debts are based on actual loss experience and tax bad debt reserves accumulated since 1987 are to be reduced. This requires payment of approximately $32,000 over six years beginning in 1998.



--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES (Continued)

Effective tax rates differ from the federal statutory rate of 34% applied to financial statement income due to the following:

                                       2000        1999      1998
                                       ----        ----      ----
                                         (Dollars in thousands)

        Federal statutory rate
         times financial income        $ 691       $703      $581
        Effect of:
           Tax exempt income              (7)        (4)       (4)
           Tax credits                  (103)
           Other                           4         21        19
                                       -----       ----      ----
           Total                       $ 585       $720      $596
                                       =====       ====      ====

NOTE 12 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors and their affiliates in 2000 were as follows:

                                          (Dollars in thousands)

      Balance at beginning of year               $1,154
      New loans and advances                        105
      Repayments                                    (68)
                                                 ------
      Balance at end of year                     $1,191
                                                 ======


Deposits from principal officers, directors and their affiliates at year-end 2000 and 1999 were $451,000 and $379,000.

NOTE 13 - COMMITMENTS

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

Financial instruments with off-balance sheet risk at year-end were as follows:

                                         2000                     1999
                                         ----                     ----
                                            (Dollars in thousands)
                                   Fixed     Variable       Fixed      Variable
                                    Rate       Rate          Rate        Rate
                                    ----       ----          ----        ----
Commitments to make loans
 (at market rates)                  $730      $  521         $49        $  874
Unused lines of credit and
 letters of credit                             6,535                     6,157


--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 13 - COMMITMENTS (Continued)

Commitments to make loans are generally made for periods of 60 days or less. Fixed-rate loan commitments at December 31, 2000 had interest rates ranging from 7.375% to 8.125%, with maturities up to 30 years.

Cash Reserve Requirements: The Company is required to keep $477,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at December 31, 2000. Such balances do not earn interest.

NOTE 14 - NONINTEREST INCOME AND EXPENSE

Noninterest income and expense amounts at year-end included the following:

                                               2000         1999         1998
                                               ----         ----         ----
                                                   (Dollars in thousands)
Noninterest income
         Service charges                      $  282       $  232       $  219
         Other                                   313          270          190
                                              ------       ------       ------
             Total                            $  595       $  502       $  409
                                              ======       ======       ======
Noninterest expense

         Salaries and employee benefits       $1,517       $1,638       $1,431
         Occupancy and equipment                 471          440          384
         Federal deposit insurance                23           61           61
         Data processing                         213          205          184
         Professional services                   329          188          155
         Check kiting loss                       112
         Other                                   916          928          883
                                              ------       ------       ------
             Total                            $3,581       $3,460       $3,098
                                              ======       ======       ======

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

Most current business activities are with customers located within the immediate lending area which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. The Boardman loan production office focuses on originating loans in Mahoning and Trumbull Counties in northeastern Ohio and Beaver and Allegheny Counties in northwestern Pennsylvania. At December 31, 2000, the loan portfolio included approximately $12.3 million of purchased one-to-four family real estate loans on properties located in northwestern Ohio, $2.5 million on properties in southwestern Ohio and $5.8 million on properties in Hilton Head, South Carolina. As of December 31, 2000, multifamily and nonresidential real estate loan purchases totaling $1.1 million were secured by properties located in northwest Ohio, $2.0 million in southwest Ohio, $617,000 in the State of Colorado and $247,000 locally. The loan portfolio also included $4.4 million in real estate loans, $6.1 million first mortgage home equity loans and $4.6 million of second mortgage loans from various parts of the country, purchased from a bank in Indiana.

Two nonconforming real estate loan programs, which charge a slightly higher interest rate on single family residential mortgage loans, are available to borrowers who are considered slightly higher credit risks. Such loans totaled $7.2 million at December 31, 2000, $540,000 of which were purchased loans from southwestern Ohio also reported above.



--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

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


                                                                                      Minimum Required
                                                            Minimum Required        to be Well-Capitalized
                                                               For Capital         Under Prompt Corrective
                                       Actual               Adequacy Purposes        Action Regulations
                                       ------               -----------------        ------------------
                                 Amount       Ratio        Amount        Ratio         Amount      Ratio
                                 ------       -----        ------        -----         ------      -----
                                                          (Dollars in thousands)
2000
Total capital to risk-
 weighted assets                 $13,233       14.1%        $7,527        8.0%         $9,409      10.0%
Core capital to risk-
 weighted assets                  12,048       12.8          3,763        4.0           5,645       6.0
Core capital to
 adjusted total assets            12,048        8.0          4,533        3.0           7,554       5.0
Tangible capital to
 adjusted total assets            12,048        8.0          2,266        1.5             N/A


1999
Total capital to risk-
 weighted assets                 $11,965       13.6%        $7,029        8.0%         $8,786      10.0%
Core capital to risk-
 weighted assets                  10,854       12.3          3,517        4.0           5,276       6.0
Core capital to
 adjusted total assets            10,854        7.6          4,307        3.0           7,178       5.0
Tangible capital to
 adjusted total assets            10,854        7.6          2,153        1.5             N/A


Regulations limit capital distributions by savings banks such as Potters Bank. Generally, capital distributions are limited to the current year to date undistributed net income and prior two years' undistributed net income, as long as the institution remains well-capitalized after the proposed distribution. At year-end 2000, approximately $2.2 million was available for Potters Bank to pay dividends to the holding company. Potters Bank is considered well-capitalized.



--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 16 - REGULATORY MATTERS (Continued)

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or Potters Bank must convert to a commercial bank charter. Management believes this test is met.

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

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Year-end carrying values and estimated fair values of financial instruments were as follows:

                                           December 31, 2000                December 31, 1999
                                           -----------------                -----------------
                                       Carrying        Estimated        Carrying         Estimated
                                         Value         Fair Value         Value         Fair Value
                                         -----         ----------         -----         ----------
                                                       (Dollars in thousands)
Financial assets:
Cash and cash equivalents             $   4,820        $   4,820        $   7,280        $   7,280
Securities available for sale            21,177           21,177           22,751           22,751
Loans, net                              119,903          119,923          108,360          107,375
Federal Home Loan Bank stock              1,274            1,274            1,184            1,184
Accrued interest receivable               1,349            1,349            1,343            1,343


Financial liabilities:
Deposits                              $(117,792)       $(117,813)       $(110,335)       $(110,249)
Federal Home Loan Bank advances         (19,500)         (20,178)         (21,300)         (22,122)
Accrued interest payable                   (278)            (278)            (136)            (136)


The methods and assumptions used to estimate fair value are described as follows:

Carrying values are the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits and variable-rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of unrecorded commitments was not material at year-end 2000 or 1999.



--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 18 - CONDENSED PARENT-ONLY FINANCIAL STATEMENTS

Condensed financial information of Potters Financial Corporation follows:

CONDENSED BALANCE SHEETS

December 31:                                                2000          1999
                                                            ----          ----
                                                         (Dollars in thousands)
ASSETS

    Cash and cash equivalents                             $   280       $   625
    Interest-bearing deposits                                  29            27
    Equity securities available for sale                       22            21
    Investment in subsidiary                               12,009        10,314
    Other assets                                                             49
                                                          -------       -------

         Total assets                                     $12,340       $11,036
                                                          =======       =======

LIABILITIES AND EQUITY

    Other liabilities                                     $     7       $    16
    Shareholders' equity                                   12,333        11,020
                                                          -------       -------

         Total liabilities and shareholders' equity       $12,340       $11,036
                                                          =======       =======


CONDENSED STATEMENTS OF INCOME

Year ended December 31:                       2000            1999          1998
                                              ----            ----          ----
                                                      (Dollars in thousands)
    INCOME

    Dividends from subsidiary               $   375        $   708        $   833
    Interest income                               2              5              5
    Net gain on sales of securities                              4
    Other                                        29
                                            -------        -------        -------
                                                406            717            838
    EXPENSE                                     157             58            120
                                            -------        -------        -------

    INCOME BEFORE INCOME TAXES AND
      UNDISTRIBUTED SUBSIDIARY INCOME           249            659            718

    Income tax benefit                          (43)           (18)           (23)
    Equity in undistributed
     subsidiary income                        1,155            669            371
                                            -------        -------        -------

    NET INCOME                              $ 1,447        $ 1,346        $ 1,112
                                            =======        =======        =======


--------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 18 - CONDENSED PARENT-ONLY FINANCIAL STATEMENTS (Continued)


CONDENSED STATEMENTS OF CASH FLOWS
Year ended December 31:


                                                             2000           1999           1998
                                                             ----           ----           ----
                                                                   (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                             $ 1,447        $ 1,346        $ 1,112
    Adjustments:
       Equity in undistributed subsidiary income            (1,155)          (669)          (371)
       Net realized gain on sales of securities                                (4)
       Change in other assets and other liabilities             40            (12)           (53)
                                                           -------        -------        -------
       Net cash from operating activities                      332            661            688

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of securities available for sale                                                (75)
    Sale of equity securities available for sale                               57
    Loans to subsidiary, net of principal repayments                                       1,270
                                                           -------        -------        -------
      Net cash from investing activities                                       57          1,195

CASH FLOWS FROM FINANCING ACTIVITIES
    Purchase of common stock                                  (281)          (726)          (780)
    Proceeds from exercise of stock options                                     4             36
    Dividends paid                                            (394)          (318)          (229)
                                                           -------        -------        -------
      Net cash from financing activities                      (675)        (1,040)          (973)
                                                           -------        -------        -------

Net change in cash and cash equivalents                       (343)          (322)           910

Beginning cash and cash equivalents                            652            974             64
                                                           -------        -------        -------

ENDING CASH AND CASH EQUIVALENTS                           $   309        $   652        $   974
                                                           =======        =======        =======


--------------------------------------------------------------------------------
                                  (Continued)

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Potters Financial Corporation
East Liverpool, Ohio

We have audited the accompanying consolidated balance sheets of Potters Financial Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Potters Financial Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


                                            Crowe, Chizek and Company LLP

Columbus, Ohio
February 1, 2001

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the Proxy Statement under the caption "CERTAIN TRANSACTIONS" is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  Item 3. Amended Articles of Incorporation and Code of Regulations

                  Item 10.1      The Potters Savings and Loan Company Stock
                                 Option Plan

                  Item 10.2 The Potters Savings and Loan Company Recognition and Retention Plan and Trust Agreement

                  Item 10.3 Lease dated February 1, 1983, by and between Billingsley, Incorporated and The Potters Savings and Loan Company

                  Item 10.4      Employment Contract with Edward L. Baumgardner

                  Item 10.5      Employment Contract with Albert E. Sampson

                  Item 10.6      Employment Contract with Anne S. Myers

                  Item 10.7      Employment Contract with Stephen A. Beadnell

                  Item 10.8 Potters Financial Corporation 1998 Stock Option and Incentive Plan

                  Item 11.       Statement re: computation of per share earnings

                  Item 20. Proxy Statement for the 2001 Annual Meeting of Shareholders

                  Item 21.       Subsidiaries of Registrant

                  Item 23.       Consent of Independent Accountants

                  Item 99. Safe Harbor Under the Private Securities Litigation Reform Act of 1995

(b) Reports on Form 8-K

                  On November 13, 2000, Potters Financial Corporation filed a Form 8-K to report on the issuance of a press release on November 10, 2000 announcing that its subsidiary, Potters Bank, settled all claims in its check fraud lawsuit against a regional financial institution upon mutually agreeable terms.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Potters Financial Corporation

                                         By /s/  Edward L. Baumgardner
                                           ---------------------------
                                           Edward L. Baumgardner
                                           President, Chief Executive Officer
                                           and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/  Arthur T. Doak                   By /s/ Suzanne B. Fitzgerald
   ----------------------------            ---------------------------
   Arthur T. Doak                           Suzanne B. Fitzgerald
   Director                                 Director

Date: March 22, 2001                     Date: March 22, 2001


By /s/  William L. Miller                By /s/ Timothy M. O'Hara
   ----------------------------            ---------------------------
   William L. Miller                        Timothy M. O'Hara
   Chairman of the Board                    Director

Date: March 22, 2001                      Date: March 22, 2001


By /s/  James R. Platte                  By /s/  Peter D. Visnic
   ----------------------------            ---------------------------
   James R. Platte                          Peter D. Visnic
   Director                                 Director

Date: March 22, 2001                     Date: March 22, 2001


By /s/  Anne S. Myers
   ----------------------------
   Anne S. Myers
   Senior Vice President, Secretary,
   Chief Operating/Financial  Officer

Date: March 22, 2001

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER     DESCRIPTION                                                           PAGE NUMBER
    ------    -----------                                                           -----------
     3.1   Articles of Incorporation of Potters Financial                Incorporated by reference to the
           Corporation                                                   Form 8-A filed with the Securities
                                                                         and Exchange Commission (the
                                                                         "SEC") on March 4, 1996 (SEC File No.
                                                                         0-27980).

     3.2   Code of Regulations of Potters Financial                      Incorporated by reference to the Form
           Corporation                                                   8-A filed with the SEC on March 4, 1996
                                                                         (SEC File No.0-27980).

    10.1   The Potters Savings and Loan Company Stock                    Incorporated by reference to the
           Option Plan                                                   Annual Report on Form 10-KSB for the
                                                                         fiscal year ended December 31, 1995,
                                                                         filed with the SEC on March 28, 1996
                                                                         (SEC File No. 0-27980), Exhibit 10.1.

    10.2   The Potters Savings and Loan Company                          Incorporated by reference to the
           Recognition and Retention Plan and                            Annual Report on Form 10-KSB for the
           Trust Agreement                                               fiscal year ended December 31, 1995,
                                                                         filed with the SEC on March 28, 1996
                                                                         (SEC File No. 0-27980), Exhibit 10.2.

    10.3   Lease dated February 1, 1983, by and                          Incorporated by reference to the
           between Billingsley, Incorporated and The                     Annual Report on Form 10-KSB for the
           Potters Savings and Loan Company                              fiscal year ended December 31, 1995,
                                                                         filed with the SEC on March 28, 1996
                                                                         (SEC File No. 0-27980), Exhibit 10.5.

    10.4   Employment Contract with Edward L. Baumgardner                Incorporated by reference to the
                                                                         Quarterly Report on Form 10-QSB
                                                                         for the fiscal quarter ended
                                                                         September 30, 2000, filed with the SEC
                                                                         on November 9, 2000 (SEC File No.
                                                                         0-27980), Exhibit 10.1.

    10.5   Employment Contract with Albert E. Sampson                    Incorporated by reference to the
                                                                         Quarterly Report on Form 10-QSB for
                                                                         the fiscal quarter ended September
                                                                         30, 2000, filed with the SEC
                                                                         on November 9, 2000 (SEC File No.
                                                                         0-27980), Exhibit 10.2.

    10.6   Employment Contract with Anne S. Myers                        Incorporated by reference to the
                                                                         Quarterly Report on Form 10-QSB
                                                                         for the fiscal quarter ended
                                                                         June 30, 2000, filed with the SEC
                                                                         on August 7, 2000 (SEC File No. 0-27980),
                                                                         Exhibit 10.2.

    10.7   Employment Contract with Stephen A. Beadnell                  Incorporated by reference to the
                                                                         Quarterly Report on Form 10-QSB
                                                                         for the fiscal quarter ended June 30,
                                                                         2000, filed with the SEC on August 7,
                                                                         2000 (SEC File No. 0-27980),
                                                                         Exhibit 10.3

   EXHIBIT
   NUMBER     DESCRIPTION                                                           PAGE NUMBER
    ------    -----------                                                           -----------
    10.8   Potters Financial Corporation 1998 Stock                      Incorporated by reference to the
           Option and Incentive Plan                                     definitive Proxy Statement for the
                                                                         1998 Annual Meeting of Shareholders,
                                                                         filed on Form DEF 14A with the SEC
                                                                         on March 13, 1998 (SEC File No.
                                                                         0-27980).

     11    Statement re: computation of earnings per share               See Note 1 to the consolidated
                                                                         financial statements included
                                                                         herewith.

     20    Proxy Statement for the 2001 Annual                           Incorporated by reference to the
           Meeting of Shareholders                                       definitive Proxy Statement for the
                                                                         2001 Annual Meeting of Shareholders
                                                                         to be filed.

     21    Subsidiaries of Registrant                                    Incorporated by reference to
                                                                         the Annual Report on Form 10-KSB for
                                                                         the fiscal year ended December 31,
                                                                         1995, filed with the SEC on March 28,
                                                                         1996 (SEC File No. 0-27980), Exhibit 21.

     23    Consent of Independent Accountants                            Included herewith.

     99    Safe Harbor Under the Private Securities                      Included herewith.
           Litigation Reform Act of 1995