Form 10QSB
period 2001-03-31
POTTERS FINANCIAL CORP
filed 2001-05-07
CIK 1010476

                                                              Page 1 of 18 pages

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED MARCH 31, 2001
               --------------

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

               Ohio                                        34-1817924
------------------------------------                 -----------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                               Number)

   519 Broadway, East Liverpool, Ohio                        43920
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code       (330) 385-0770
                                                     --------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Shares, no par value                        Outstanding at April 30, 2001
                                                   997,989 Common Shares

Transitional Small Business Disclosure Format (check one):

         Yes                                         No        X
                --------                                    -------

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2001

                         Part I - Financial Information

Item 1.  Financial Statements

         Interim financial information required by Item 310(b) of Regulation S-B is included in this Form 10-QSB as referenced below:


                                                                                        Page
                                                                                        Number (s)
                                                                                        ----------
Consolidated Balance Sheets                                                                    3

Consolidated Statements of Income                                                              4

Consolidated Statements of Comprehensive Income                                                5

Condensed Consolidated Statements of Changes in Shareholders' Equity                           5

Consolidated Statements of Cash Flows                                                          6-7

Notes to Consolidated Financial Statements                                                     8-12

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                     13-16

                           Part II - Other Information

Item 1.      Legal Proceedings                                                                 17

Item 2.      Change in Securities                                                              17

Item 3.      Defaults Upon Senior Securities                                                   17

Item 4.      Submission of Matters to a Vote of
             Security Holders                                                                  17

Item 5.      Other Information                                                                 17

Item 6.      Exhibits and Reports on Form 8-K                                                  17

Signatures                                                                                     18


                         POTTERS FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                    March 31,         December 31,
                                                                                      2001                2000
                                                                                      ----                ----
ASSETS

      Cash and due from financial institutions                                    $     3,950        $     3,930
      Interest-bearing deposits                                                         1,344                401
      Federal funds sold                                                                2,469                489
                                                                                  -----------        -----------
         Cash and cash equivalents                                                      7,763              4,820

      Securities available for sale                                                    20,235             21,177
      Federal Home Loan Bank stock                                                      1,297              1,274
      Loans, net                                                                      116,193            119,903
      Premises and equipment, net                                                       2,561              2,016
      Other assets                                                                      2,158              2,245
                                                                                  -----------        -----------

         Total assets                                                             $   150,207        $   151,435
                                                                                  ===========        ===========

LIABILITIES

      Deposits                                                                    $   118,623        $   117,792
      Federal Home Loan Bank advances                                                  17,500             19,500
      Accrued expenses and other liabilities                                            1,342              1,810
                                                                                  -----------        -----------

         Total liabilities                                                            137,465            139,102

SHAREHOLDERS' EQUITY

      Common shares, no par value
        Authorized: 2,000,000 shares;
         Issued:  1,116,528 shares in 2001 and 2000
      Paid-in capital                                                                   5,295              5,288
      Retained earnings                                                                 8,833              8,567
      Accumulated other comprehensive income                                               97                (39)
      Unearned compensation on
        recognition and retention plan shares                                             (46)               (46)
      Treasury stock, at cost: 118,539 shares                                          (1,437)            (1,437)
                                                                                  -----------        -----------

         Total shareholders' equity                                                    12,742             12,333
                                                                                  -----------        -----------

         Total liabilities and shareholders' equity                               $   150,207        $   151,435
                                                                                  ===========        ===========

                 See accompanying notes to financial statements.

                         POTTERS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------

                                                                          Three months ended
                                                                               March 31,

                                                                         2001           2000
                                                                         ----           ----
INTEREST INCOME
Loans, including fees                                                  $   2,479      $   2,307
Securities                                                                   355            378
Federal funds sold and other                                                  23             18
                                                                       ---------      ---------
                                                                           2,857          2,703
INTEREST EXPENSE
Deposits                                                                   1,281          1,153
Federal Home Loan Bank advances                                              289            319
                                                                       ---------      ---------
                                                                           1,570          1,472
                                                                       ---------      ---------
NET INTEREST INCOME                                                        1,287          1,231

Provision for loan losses                                                     15
                                                                       ---------      ---------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                1,272          1,231

NONINTEREST INCOME
Gains on loan sales                                                            8
Other noninterest income                                                     127            162
                                                                       ---------      ---------
                                                                             135            162
                                                                       ---------      ---------
NONINTEREST EXPENSE
Compensation and benefits                                                    428            424
Occupancy and equipment                                                      113            121
Other noninterest expense                                                    322            325
                                                                       ---------      ---------
                                                                             863            870
                                                                       ---------      ---------

INCOME BEFORE INCOME TAX                                                     544            523

Income tax expense                                                           168            178
                                                                       ---------      ---------

NET INCOME                                                             $     376      $     345
                                                                       =========      =========

Earnings per common share
         Basic                                                         $   0.38       $    0.34
                                                                       ========       =========

         Diluted                                                       $   0.37       $    0.33
                                                                       ========       =========



                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                                   (Unaudited)
                             (Dollars in thousands)


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                             Three months ended
                                                                                  March 31,
                                                                             ------------------

                                                                             2001            2000
                                                                             ----            ----
NET INCOME                                                               $       376      $      345

Other comprehensive income (net of tax):

Change in unrealized loss on securities
 available for sale arising during the period                                    136              47
Reclassification adjustment for accumulated
 (gains)/losses included in net income
                                                                         -----------      ----------
Total other comprehensive income                                                 136              47
                                                                         -----------      ----------

COMPREHENSIVE INCOME                                                     $       512      $      392
                                                                         ===========      ==========

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                              2001             2000
                                                                              ----             ----

BALANCE - JANUARY 1                                                      $    12,333      $    11,020

Net income for the three months ended March 31                                   376              345

Tax benefit arising from recognition and
 retention plan shares                                                             7                7

Purchase of treasury shares (17,350 in 2000)                                                     (172)

Cash dividends declared ($.11 per share in 2001
 and $.095 per share in 2000)                                                   (110)             (98)

Change in unrealized loss on
 securities available for sale                                                   136               47
                                                                         -----------      -----------

BALANCE - MARCH 31                                                       $    12,742      $    11,149
                                                                         ===========      ===========


                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                   Three months ended
                                                                                        March 31,
                                                                                 ---------------------
                                                                                  2001           2000
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                                                $    376       $     345

      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                                                79              79
         Provision for loan losses                                                    15
         Net amortization of securities                                                1              11
         Net realized gain on:
             Sales of loans                                                           (8)
             Sales of foreclosed real estate
              and repossessed assets                                                                  (1)
         Stock dividend on FHLB stock                                                (23)            (22)
         Loans originated for sale                                                  (497)
         Proceeds from sales of loans held for sale                                  558              55
         Net change in other assets and liabilities                                 (255)            374
                                                                                 -------        --------

                Net cash from operating activities                                   246             841
                                                                                 -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Activity in available-for-sale securities:
         Maturities, repayments and calls                                          3,699             742
         Purchases                                                                (2,552)
      Loan originations and payments, net                                          3,621          (3,540)
      Loan purchases                                                                              (5,221)
      Proceeds from sale of foreclosed real estate
       and repossessed assets                                                                          2
      Net additions to property and equipment                                       (604)            (60)
                                                                                --------       ---------

         Net cash from investing activities                                        4,164          (8,077)
                                                                                --------       ---------


                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                   Three months ended
                                                                                        March 31,
                                                                                 --------------------
                                                                                  2001           2000
                                                                                  ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES

      Net change in deposits                                                         831           5,558
      Proceeds from FHLB advances                                                  1,550           3,400
      Repayments of FHLB advances                                                 (3,550)         (1,700)
      Other financing activities                                                    (188)           (117)
      Repurchase of common stock                                                                    (172)
      Cash dividends paid                                                           (110)            (98)
                                                                                --------       ---------

         Net cash from financing activities                                       (1,467)          6,871
                                                                                --------       ---------

Net change in cash and cash equivalents                                            2,943            (365)

Cash and cash equivalents at beginning of period                                   4,820           7,280
                                                                                --------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  7,763       $   6,915
                                                                                ========       =========


Supplemental disclosures of cash flow information
     Cash paid during the year for:
         Interest                                                               $  1,782       $   1,408
         Income taxes                                                                100              28



          See accompanying notes to consolidated financial statements.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Potters Financial Corporation ("PFC") and its wholly-owned subsidiary, Potters Bank, both headquartered in East Liverpool, Ohio. Significant intercompany transactions and balances have been eliminated in consolidation. These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at March 31, 2001, and its statements of income, comprehensive income and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of PFC and notes thereto included in the 2000 Annual Report.

All banking operations are considered by management to be aggregated in one reportable operating segment.

Comprehensive income is reported for all periods. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

A 5% stock dividend, paid from treasury shares in July 2000, reduced retained earnings by $430,000. All references to common shares, earnings and dividends per share have been restated to reflect all stock dividends and stock splits.

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential dilution resulting from the issuance of common shares upon stock option exercises and vesting of recognition and retention plan shares. Following is a summary of shares used in computing EPS:


                                                                        Three months ended
                                                                        ------------------
                                                                             March 31,
                                                                             ---------
                                                                       2001             2000
                                                                       ----             ----
     Weighted average common shares
      outstanding for basic EPS                                       987,602         1,005,664
     Add:  Dilutive effects of assumed
      exercises of stock options and
      recognition and retention plan                                   25,264            21,470
                                                                  -----------       -----------
     Average shares and dilutive potential
      common shares                                                 1,012,866         1,027,134
                                                                  ===========       ===========

As of March 31, 2001 and March 31, 2000, there were 31,078 and 32,655 antidilutive stock options. Antidilutive stock options are those in which the exercise price of the option exceeds the fair market value of the underlying stock. The antidilutive stock options were excluded from the above calculation.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows:


                                                                     Gross            Gross           Estimated
                                                 Amortized        Unrealized       Unrealized           Fair
                                                   Cost              Gains           Losses             Value
                                                   ----              -----           ------             -----
                                                                     (Dollars in thousands)
March 31, 2001
--------------
        U.S. government and
         federal agencies                      $     8,791      $        38       $       (57)     $     8,772
        States and municipalities                    2,549              115                (8)           2,656
        Other                                          189                6                                195
        Mortgage-backed securities                   8,537               67               (16)           8,588
                                               -----------      -----------       -----------      -----------
                                                    20,066              226               (81)          20,211

        Equity securities                               22                2                                 24
                                               -----------      -----------       -----------      -----------

                                               $    20,088      $       228       $       (81)     $    20,235
                                               ===========      ===========       ===========      ===========
December 31, 2000
-----------------
        U.S. government and
         federal agencies                      $     9,496      $         9       $      (110)     $     9,395
        States and municipalities                    2,282               95                              2,377
        Other                                          259                1                                260
        Mortgage-backed securities                   9,176               22               (75)           9,123
                                               -----------      -----------       -----------      -----------
                                                    21,213              127              (185)          21,155

        Equity securities                               22                                                  22
                                               -----------      -----------       -----------      -----------

                                               $    21,235      $       127       $      (185)     $    21,177
                                               ===========      ===========       ===========      ===========

Contractual maturities of debt securities available for sale at March 31, 2001 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                      Amortized      Estimated
                                                                        Cost        Fair Value
                                                                        ----        ----------
                                                                       (Dollars in thousands)

        Due in one year or less                                      $  3,003       $   3,005
        Due after one year through five years                           2,598           2,628
        Due after five years through ten years                          2,003           2,009
        Due after ten years                                             3,925           3,981
        Mortgage-backed securities                                      8,537           8,588
                                                                     --------       ---------

                                                                     $ 20,066       $  20,211
                                                                     ========       =========

Available-for-sale securities totaling $3.0 million were called in 2001, resulting in no gain or loss. A security totaling $1.0 million was called during 2000, resulting in no gain or loss.

The carrying value of securities pledged as collateral for public funds totaled $11.5 million at March 31, 2001.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - LOANS RECEIVABLE

Loans receivable were as follows:


                                                                               March 31,          December 31,
                                                                                  2001                2000
                                                                                  ----                ----
                                                                                   (Dollars in thousands)
Real estate loans
        One-to-four family residences                                        $    76,724         $    78,463
        Loans held for sale                                                           43                  96
        Nonresidential property                                                   17,539              19,572
        Multifamily and other                                                      2,750               2,839
                                                                             -----------         -----------

                                                                                  97,056             100,970
                                                                             -----------         -----------
Consumer and other loans
        Home equity loans                                                         13,360              13,282
        Purchased second mortgage loans                                            4,235               4,631
        Consumer loans and lines of credit                                         1,633               1,920
        Commercial business loans                                                  1,321               1,555
        Other                                                                      1,774               1,854
                                                                             -----------         -----------

                                                                                  22,323              23,242
                                                                             -----------         -----------

Total loan principal balances                                                    119,379             124,212
        Undisbursed loan funds                                                    (1,826)             (2,909)
        Premiums on purchased loans,
         and net deferred loan (fees) costs                                          529                 564
        Allowance for loan losses                                                 (1,889)             (1,964)
                                                                             -----------         -----------

                                                                             $   116,193         $   119,903
                                                                             ===========         ===========

Activity in the allowance for loan losses was as follows:

                                                                                   Three months ended
                                                                                        March 31,
                                                                             --------------------------------
                                                                                  2001                2000
                                                                                  ----                ----
                                                                                   (Dollars in thousands)

      Beginning balance                                                      $     1,964         $     2,037
      Provision for loan losses                                                       15
      Recoveries                                                                       8                  15
      Charge-offs                                                                    (98)                (37)
                                                                             -----------         -----------

      Ending balance                                                         $     1,889         $     2,015
                                                                             ===========         ===========

Nonaccrual and renegotiated loans totaled $997,000 and $841,000 at March 31, 2001 and December 31, 2000. Potters Bank is not committed to lend additional funds to debtors whose loans have been modified. Impaired loans were not material at any date or during any period presented because nonperforming loans consisted primarily of residential mortgages and consumer loans that are not separately analyzed for impairment.

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances were as follows:


                                                                                March 31,         December 31,
                                                                                  2001                2000
                                                                                  ----                ----
                                                                                   (Dollars in thousands)
Maturities March 2001 through May 2010, primarily
 convertible fixed rate, from 5.54% to 6.50%, averaging 5.99%                                    $    19,500

Maturities March 2002 through May 2010, primarily
 convertible fixed rate, from 5.61% to 6.50%, averaging 6.04%                $    17,500
                                                                             -----------         -----------

                                                                             $    17,500         $    19,500
                                                                             ===========         ===========

FHLB advances are payable at maturity, or prior to maturity with prepayment penalties. At March 31, 2001, advances totaling $12.0 million were convertible fixed-rate advances which, at the FHLB's option, can be converted to the London Interbank Offering Rate on a quarterly basis after the first year. If the FHLB exercises its option, the advances may be repaid in whole or in part on any of the quarterly repricing dates without prepayment penalty. Advances are collateralized by all shares of FHLB stock and by 100% of the qualified real estate loan portfolio.

As of March 31, 2001, scheduled maturities of advances were as follows:


                                                                               Maturities
                                                                               ----------
                                                                         (Dollars in thousands)
                  Due in one year or less                                    $     2,000
                  Due after one year through two years                             3,500
                  Due after two years through three years
                  Due after five years                                            12,000
                                                                             -----------

                                                                             $    17,500
                                                                             ===========

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

Financial instruments with off-balance sheet risk at March 31, 2001 were as follows:

                                              Fixed          Variable
                                              Rate             Rate
                                              ----             ----
                                             (Dollars in thousands)
Commitments to make loans
 (at market rates)                        $       257       $     1,002
Unused lines of credit and
 letters of credit                                                8,260

Commitments to make loans are generally made for periods of 60 days or less. The fixed-rate loan commitments have interest rates ranging from 7.38% to 11.75%, with maturity dates of 15 to 30 years.

NOTE 7 - CONCENTRATIONS OF CREDIT RISK

Current local loan origination activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. The Boardman loan production office focuses on originating loans in Mahoning and Trumbull Counties in northeastern Ohio and Beaver and Allegheny Counties in northwestern Pennsylvania. Loan purchases have been used to supplement local loan originations and have resulted in the following concentrations:


                                      Northwest    Southwest   Hilton                     Local
                                        Ohio         Ohio     Head, SC     Indiana(1)   and other  Total
                                        ----         ----     --------     -------      ---------  -----
                                                              (Dollars in thousands)

One-to-four family residences         $  10,592   $    2,285   $   5,418   $   4,349              $ 22,644
Multifamily and nonresidential            1,134        1,995                            $   487      3,616
First mortgage home equity                                                     6,038                 6,038
Second mortgages                                                               4,236                 4,236
                                      ---------   ----------   ---------   ---------    -------   --------
                                      $  11,726   $    4,280   $   5,418   $  14,623    $   487   $ 36,534
                                      =========   ==========   =========   =========    =======   ========

-----------------------
(1) Loans from various parts of the country purchased from a bank in Indiana.

Two nonconforming real estate loan programs, which charge a slightly higher interest rate on single family residential mortgage loans, are available to persons who are considered slightly higher credit risks. Such loans totaled $7.7 million at March 31, 2001. Of the $7.7 million, $414,000 were purchased real estate loans from southwest Ohio also reported above.

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations

GENERAL

In the following pages, management presents an analysis of the financial condition of Potters Financial Corporation ("PFC") and its wholly-owned subsidiary, Potters Bank, as of March 31, 2001 and December 31, 2000, and its results of operations for the three months ended March 31, 2001 and 2000. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Potters Bank's general market area. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements. See Exhibit 99, attached hereto, which is incorporated herein by reference.

Without limiting the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

RESULTS OF OPERATIONS - Statements regarding management's intention to establish a full-service office in Beaver, Pennsylvania in order to expand its loan growth and deposit base.

ALLOWANCE AND PROVISION FOR LOAN LOSSES - Management's statements regarding the amount and adequacy of the allowance for loan losses.

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

RESULTS OF OPERATIONS

PFC recorded net income of $376,000, or $.37 per diluted share, for the first quarter of 2001, compared to net income of $345,000, or $.33 per diluted share, for the first three months of 2000. Earnings grew 9.0% during 2001 over the first quarter of last year and earnings per diluted share grew 12.1%. No significant nonrecurring events occurred during 2001, but during the first quarter of 2000, $29,000 ($19,000 net of tax) was received from a shareholder pursuant to an order of the Office of Thrift Supervision under its change of control regulations. Excluding this nonrecurring event, first quarter 2001 net income increased 15.3% and diluted earnings per share 19.4% over the prior year first quarter. Net interest income increased a moderate 4.5% during 2001 and noninterest expense declined almost 1.0% from the first quarter of 2000.

The annualized return on average shareholders' equity and average assets were 11.91% and .99% for the three months ended March 31, 2001, compared to 12.48% and .94% for the first quarter of 2000. Adjusting 2000 returns to reflect core earnings, the first quarter 2000 annualized return on average shareholders' equity was 11.79% and the annualized return on average assets was .89%. On a core operating basis, both returns increased during the first three months of 2001 compared to the same time period in 2000.

Interest income increased $154,000, or 5.7%, during the first quarter of 2001 over 2000, primarily from a 7.5% increase in loan interest income due to a greater average balance of loans than in the first quarter of 2000 and higher rates earned on loans. Interest expense increased $98,000, or 6.7%, during the first quarter of 2001 over 2000 due to a greater average balance of deposits and higher rates paid on both deposits and borrowings. Net interest income increased $56,000, or 4.5%, during 2001.

The yield on average earning assets increased, from 7.75% during the first quarter of 2000, to 8.02% during the first quarter of 2001. The cost of funds increased from 4.42% to 4.64% during that same time period. These increases resulted in an increase in the interest rate spread, from 3.33% during the first quarter of 2000, to 3.38% during the first quarter of 2001. Contributing to the increase were higher rates on originated loans, lower rates paid on indexed deposits and lower certificate of deposit rates on new and renewing certificates.

During the first quarter of 2001, gains generated on loan sales, both servicing released and servicing retained, were $8,000. Excluding nonrecurring PFC miscellaneous income during the first quarter of 2000, other noninterest income declined slightly during the first quarter of 2001, primarily from lower miscellaneous loan fees and lower rental income on leased office space. Income from deposit service charges, ATM/VISA check card fees and other fees for customer services, however, increased $12,000, or 13.2%.

Noninterest expense decreased $7,000, or almost 1.0%, during the first quarter of 2001, compared to the first quarter of 2000. Compensation and benefits increased $4,000 during 2001, occupancy and equipment costs decreased $8,000 and other noninterest expense declined $3,000. The closing of the Mentor loan production office had a positive impact on all noninterest expense, as did watchful spending and diligent negotiations of new and renewing contracts. Data processing costs, as well as professional fees and postage, increased during 2001 over the prior year first quarter as strategic initiatives were executed.

Potters Bank began the task of building a branch office in Beaver, Pennsylvania during the first quarter of 2001. The facility is expected to be operational in June 2001. Potters Bank has been originating loans in that area and plans a full-service facility intended to widen the deposit base needed to fund loan growth. There can be no assurance, however, that the branch will be completed when expected or that it will be successful in attracting additional loans or deposits. During construction and the initial start-up of operations, the branch will be incurring net expense.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses decreased $75,000 and ended the first quarter of 2001 at $1.9 million. Charge-offs of $98,000 of consumer loans during the first quarter of 2001 were somewhat offset by provisions of $15,000 and recoveries of $8,000. During the first quarter of 2000, the allowance for loan losses began and ended the quarter at $2.0 million. Charge-offs totaling $37,000 during the first quarter of 2000, primarily consumer loans, were partially offset by $15,000 in recoveries.

Nonperforming loans of $997,000 at March 31, 2001 increased from $841,000 at December 31, 2000. Nonperforming loans at March 31, 2001 consisted primarily of one-to-four family real estate secured loans, with approximately 58% resulting from the purchased loan packages, 30% from one-to-four family real estate loans, 8% from commercial real estate loans, 2% resulting from consumer loans and less than 2% resulting from nonconforming real estate loan programs. At March 31, 2001, nonperforming loans represented .66% of total assets. The allowance for loan losses represented 189.5% of nonperforming loans at March 31, 2001, compared to 233.5% at December 31, 2000. The decline in the allowance percentage was the result of both increasing nonperforming loans and increasing charge-offs in the loan portfolio. No loans were designated impaired at March 31, 2001 or December 31, 2000.

FINANCIAL CONDITION

PFC's assets contracted during the first quarter of 2001, from $151.4 at December 31, 2000, to $150.2 million at March 31, 2001. Lower loan demand and heightened competition for residential and commercial real estate loans were experienced during the first quarter of 2001, from uncertainty in the financial markets regarding the future course of the economy and interest rates. Excess cash flows were used to pay off a Federal Home Loan Bank ("FHLB") advance and to fund deposit outflows resulting from a less aggressive stance on interest rates offered for public funds.

Securities available for sale decreased $942,000, to $20.2 million at March 31, 2001, compared to $21.2 million at December 31, 2000. Securities totaling $3.0 million were called during the first quarter of 2001 and replaced. Securities available for sale are carried at fair value, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale, net of tax, decreased from $39,000 at year-end 2000 and became an unrealized gain of $97,000 at March 31, 2001, primarily from declining interest rates.

Net loans decreased from $119.9 million at December 31, 2000, to $116.2 million at March 31, 2001, a decrease of $3.7 million, or 3.1%. No loans were purchased during the first quarter of 2001 and loan repayments exceeded loans originated by $3.6 million. Loans originated for sale during 2001 totaled $497,000 and proceeds from sales of loans totaled $558,000, generating gains of $8,000. Real estate loans decreased $3.9 million, or 3.9%, during 2001, with a $1.8 million decrease in one-to-four family real estate loans, and a $2.1 million decrease in multifamily and commercial real estate loans. The strategic plan calls for utilization of internal loan generation to become less reliant on loan purchases to grow the portfolio, although there can be no assurance that the demand for loans will continue in surrounding local areas, or that the Boardman loan production office or the Beaver Office will successfully penetrate their respective markets.

Two nonconforming real estate loan programs, which charge slightly higher interest rates on single family residential real estate loans to persons who are considered slightly higher credit risks, totaled $7.7 million at March 31, 2001, $414,000 of which were purchased loans. Such loans involve greater underwriting and default risk than conforming real estate loans. The increased risk is somewhat mitigated by charging a higher interest rate than on conforming loans, by following stringent loan collection procedures and by adhering to regulatory limitations on the total of such loans and regulatory reporting requirements to the Board of Directors. Such loans are also specifically identified and addressed in management's ongoing review of the allowance for loan losses, and a larger percentage of the allowance is allocated to nonconforming loans than to conforming real estate loans. Of such loans, $17,000 was nonperforming at March 31, 2001.

Total deposits increased $831,000 during 2001, to $118.6 million at March 31, 2001. Inflows occurred primarily in certificates of deposit. The Asset and Liability Management Committee continues to focus on strategies for reduced interest rate risk and responsible deposit management. Such strategies include setting competitive rates on selected certificates of deposit with maturity dates exceeding one year and utilizing tiered interest rates based on the amount on deposit.

FHLB advances totaled $17.5 million at March 31, 2001, compared to $19.5 million at December 31, 2000. Advances were used primarily to meet liquidity needs during 2001. Advance repayments totaled $3.6 million during the first quarter of 2001.

Shareholders' equity increased $409,000 during 2001 due primarily to net income of $376,000 and a $136,000 change in the unrealized gain/loss on securities available for sale, offset by the payment of $110,000, or $.11 per share, in dividends.

LIQUIDITY AND CAPITAL RESOURCES

Normal, recurring sources of funds are primarily customer deposits, securities available for sale, maturities, loan repayments and other funds provided by operations. Potters Bank has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

The most significant components of cash flows from investing activities during the first three months of 2001 were net loan payments of $3.6 million and securities calls and repayments of $3.7 million, offset by $2.6 million in securities purchases. Significant investing activities during the first quarter of 2000 were loan purchases of $5.2 million and net loan originations of $3.5 million, offset by securities repayments of $742,000.

Financing activities during the first quarter of 2001 included deposit inflows of $831,000 and proceeds from FHLB advances of $1.6 million, offset by repayments of $3.6 million. Deposit inflows of $5.6 million occurred during the first quarter of 2000, while other financing activities included net FHLB advance proceeds of $1.7 million and the purchase of 17,350 shares for $172,000.

Potters Bank's average regulatory liquidity ratio for March 2001 was 13.12%. At March 31, 2001, Potters Bank had commitments to originate loans of $1.3 million and unused lines of credit totaling $8.3 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters Bank's capital levels as of March 31, 2001 (dollars in thousands):


                                  Tangible                    Core                   Risk-based
                                   Capital                   Capital                   Capital
                           --------------------       --------------------        -------------------
                              Amount         %           Amount         %          Amount          %
                              ------        ---          ------        ---         ------         --
Regulatory capital -
  computed                    $12,454     8.29%        $  12,454      8.29%       $ 13,548      15.02%
Minimum capital
  requirement                   2,253     1.50             6,008      4.00*          7,217       8.00
                             ---------    ----         ---------      -----       --------     ------
Regulatory capital -
  excess                      $10,201     6.79%        $   6,446      4.29%       $  6,331       7.02%
                              ========    ======       =========      ====        ========     ======

------------------
*Savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.


                           PART II - OTHER INFORMATION
Item 1.      Legal Proceedings.
               None.
Item 2.      Changes in Securities.
               None.
Item 3.      Defaults Upon Senior Securities.
               None.
Item 4.      Submission of Matters to a Vote of Security Holders.
               None.
Item 5.      Other Information.
               None.
Item 6.      Exhibits and Reports on Form 8-K.
               A.  Exhibits
     Exhibit 3.1  Articles of Incorporation of Potters           Incorporated by reference to the
                  Financial Corporation                          Form 8-A filed with the Securities
                                                                 and Exchange Commission (the
                                                                 "SEC") on March 4, 1996 (SEC File
                                                                 No. 0-27980).

     Exhibit 3.2  Code of Regulations of Potters                 Incorporated by reference to the
                  Financial Corporation                          Form 8-A filed with the SEC on
                                                                 March 4, 1996 (SEC File No.
                                                                 0-27980).

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

           B.  Reports on Form 8-K.
               None

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  POTTERS FINANCIAL CORPORATION

Date:  May 7, 2001                By: /s/ Edward L. Baumgardner
                                          -----------------------
                                          Edward L. Baumgardner
                                          Duly Authorized Representative,
                                          President and Chief Executive Officer

                                  By: /s/ Anne S. Myers
                                          -----------------------
                                          Anne S. Myers
                                          Principal Financial Officer and
                                          Principal Accounting Officer