Form 10QSB
period 2001-06-30
POTTERS FINANCIAL CORP
filed 2001-08-09
CIK 1010476

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JUNE 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT FOR THE TRANSITION PERIOD FROM  ____________ TO _____________


                         Commission file number: 0-27980

                          Potters Financial Corporation
                          -----------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

           Ohio                                              34-1817924
-------------------------------                         ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

  519 Broadway, East Liverpool, Ohio                            43920
----------------------------------------                      ---------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code       (330) 385-0770
                                                     ---------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Shares, no par value                         Outstanding at July 31, 2001
                                                        997,989 Common Shares

Transitional Small Business Disclosure Format (check one):

         Yes                        No      X
             -------------             ------------

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 2001

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

                          POTTERS FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)


-------------------------------------------------------------------------------


                                                             June 30,         December 31,
                                                               2001              2000
                                                               ----              ----
ASSETS

      Cash and due from financial institutions               $  4,023           $  3,930
      Interest-bearing deposits                                 3,202                401
      Federal funds sold                                        7,272                489
                                                             --------           --------
         Cash and cash equivalents                             14,497              4,820

      Securities available for sale                            21,711             21,177
      Federal Home Loan Bank stock                              1,320              1,274
      Loans, net                                              108,939            119,903
      Premises and equipment, net                               2,931              2,016
      Other assets                                              2,068              2,245
                                                             --------           --------

         Total assets                                        $151,466           $151,435
                                                             ========           ========

LIABILITIES

      Deposits                                               $119,526           $117,792
      Federal Home Loan Bank advances                          17,500             19,500
      Accrued expenses and other liabilities                    1,495              1,810
                                                             --------           --------

         Total liabilities                                    138,521            139,102

SHAREHOLDERS' EQUITY

      Common stock, no par value
        Authorized: 2,000,000 shares;
         Issued:  1,116,528 shares in 2001 and 2000
      Paid-in capital                                           5,302              5,288
      Retained earnings                                         9,076              8,567
      Accumulated other comprehensive income                       50                (39)
      Unearned compensation on
        recognition and retention plan shares                     (46)               (46)
      Treasury stock, at cost: 118,539 shares                  (1,437)            (1,437)
                                                             --------           --------

         Total shareholders' equity                            12,945             12,333
                                                             --------           --------

         Total liabilities and shareholders' equity          $151,466           $151,435
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

                          POTTERS FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

-------------------------------------------------------------------------------

                                        Three months ended           Six months ended
                                             June 30,                    June 30,
                                       --------------------      ------------------------
                                        2001          2000          2001          2000
                                        ----          ----          ----          ----
INTEREST INCOME
Loans, including fees                  $2,274        $2,418        $4,753        $4,725
Securities                                361           368           716           746
Federal funds sold and other               70            12            93            30
                                       ------        ------        ------        ------
                                        2,705         2,798         5,562         5,501

INTEREST EXPENSE
Deposits                                1,234         1,227         2,515         2,380
Federal Home Loan Bank advances           263           328           552           647
                                       ------        ------        ------        ------
                                        1,497         1,555         3,067         3,027
                                       ------        ------        ------        ------

NET INTEREST INCOME                     1,208         1,243         2,495         2,474

Provision for loan losses                  15                          30
                                       ------        ------        ------        ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES             1,193         1,243         2,465         2,474

NONINTEREST INCOME
Loan and security gains                    11                          19
Other noninterest income                  157           143           284           305
                                       ------        ------        ------        ------
                                          168           143           303           305
                                       ------        ------        ------        ------
NONINTEREST EXPENSE
Compensation and benefits                 400           393           828           817
Occupancy and equipment                   114           114           227           235
Cashier's check loss                                    448                         448
Other noninterest expense                 332           375           654           700
                                       ------        ------        ------        ------
                                          846         1,330         1,709         2,200
                                       ------        ------        ------        ------

INCOME BEFORE INCOME TAX                  515            56         1,059           579

Income tax expense                        153            19           321           197
                                       ------        ------        ------        ------

NET INCOME                             $  362        $   37        $  738        $  382
                                       ======        ======        ======        ======

Earnings per common share
         Basic                         $ 0.37        $ 0.04        $ 0.75        $ 0.38
                                       ======        ======        ======        ======

         Diluted                       $ 0.36        $ 0.04        $ 0.73        $ 0.37
                                       ======        ======        ======        ======


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                                   (Unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                      Three months ended          Six months ended
                                                            June 30,                  June 30,
                                                       -----------------         ------------------
                                                       2001         2000          2001        2000
                                                       ----         ----          ----        ----
NET INCOME                                             $362         $  37         $738        $382

Other comprehensive income (net of tax):

Change in unrealized gain/(loss) on securities
 available for sale arising during the period           (47)           (1)          89          46
Reclassification adjustment for accumulated
 (gains)/losses included in net income
                                                       ----         -----         ----        ----

Total other comprehensive income                        (47)           (1)          89          46
                                                       ----         -----         ----        ----

COMPREHENSIVE INCOME                                   $315         $  36         $827        $428
                                                       ====         =====         ====        ====

-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                      2001             2000
                                                      ----             ----

BALANCE - JANUARY 1                                  $12,333         $11,020

Net income for the six months ended June 30              738             382

Tax benefit arising from recognition and
 retention plan shares                                    14              14

Purchase of 23,350 treasury shares                                      (231)

Cash dividends declared ($.23 per share in 2001
 and $.19 per share in 2000)                            (229)           (193)

Change in unrealized gain/(loss) on
 securities available for sale                            89              46
                                                     -------         -------

BALANCE - JUNE 30                                    $12,945         $11,038
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

                          POTTERS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                 Six months ended
                                                                     June 30,
                                                              -----------------------
                                                              2001               2000
                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                             $   738           $   382

      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                           160               156
         Provision for loan losses                                30
         Net amortization of securities                            3                20
         Net realized gain on:
             Sales of loans                                      (19)
             Sales of foreclosed real estate
              and repossessed assets                             (15)               (2)
         Stock dividend on FHLB stock                            (46)              (44)
         Loans originated for sale                            (1,349)
         Proceeds from sales of loans held for sale            1,318                55
         Net change in other assets and liabilities             (298)              509
                                                             -------           -------

                Net cash from operating activities               522             1,076
                                                             -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES

      Activity in available-for-sale securities:
         Maturities, repayments and calls                      6,048             1,605
         Purchases                                            (6,451)
      Loan originations and payments, net                     11,437            (3,616)
      Loan purchases                                            (500)           (7,628)
      Proceeds from sale of foreclosed real estate
       and repossessed assets                                    169                10
      Net additions to property and equipment                 (1,029)              (91)
                                                             -------           -------

         Net cash from investing activities                    9,674            (9,720)
                                                             -------           -------



-------------------------------------------------------------------------------
                                  (Continued)

                          POTTERS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                            Six months ended
                                                                 June 30,
                                                        ----------------------
                                                          2001          2000
                                                          ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES

      Net change in deposits                              1,734         6,968
      Proceeds from FHLB advances                         1,550         3,400
      Repayments of FHLB advances                        (3,550)       (3,850)
      Other financing activities                            (24)           59
      Repurchase of common stock                                         (231)
      Cash dividends paid                                  (229)         (193)
                                                        -------       -------

         Net cash from financing activities                (519)        6,153
                                                        -------       -------

Net change in cash and cash equivalents                   9,677        (2,491)

Cash and cash equivalents at beginning of period          4,820         7,280
                                                        -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $14,497       $ 4,789
                                                        =======       =======


Supplemental disclosures of cash flow information
      Cash paid during the year for:
         Interest                                       $ 3,136       $ 2,961
         Income taxes                                       435           363





-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Potters Financial Corporation ("PFC") and its wholly-owned subsidiary, Potters Bank, both headquartered in East Liverpool, Ohio. Significant intercompany transactions and balances have been eliminated in consolidation. These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at June 30, 2001, and its statements of income, comprehensive income and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of PFC and notes thereto included in the 2000 Annual Report.

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

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential dilution resulting from the issuance of common shares upon stock option exercises and vesting of recognition and retention plan shares. Following is a summary of shares used in computing EPS:


                                                       Three months ended                Six months ended
                                                       -------------------               ----------------
                                                            June 30,                         June 30,
                                                            --------                         --------
                                                     2001              2000           2001              2000
                                                     ----              ----           ----              ----
     Weighted average common shares
      outstanding for basic EPS                      987,602          990,356         987,602          998,010
     Add:  Dilutive effects of assumed
      exercises of stock options and
      recognition and retention plan                  32,033           20,257          27,512           20,258
                                                   ---------        ---------       ---------        ---------
     Average shares and dilutive potential
      common shares                                1,019,635        1,010,613       1,015,114        1,018,268
                                                   =========        =========       =========        =========


As of June 30, 2001, there were no antidilutive stock options. As of June 30, 2000, there were 31,080 antidilutive stock options. Antidilutive stock options are those in which the exercise price of the option exceeds the fair market value of the underlying stock. The antidilutive stock options were excluded from the above calculation.

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

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows:

                                                      Gross        Gross        Estimated
                                        Amortized  Unrealized    Unrealized       Fair
                                           Cost       Gains        Losses         Value
                                           ----       -----        ------         -----
                                                    (Dollars in thousands)
June 30, 2001
        U.S. government and
         federal agencies                $ 7,898       $ 40        $  (75)       $ 7,863
        States and municipalities          3,841         94           (27)         3,908
        Other                                183          1                          184
        Mortgage-backed securities         9,690         66           (26)         9,730
                                         -------       ----        ------        -------
                                          21,612        201          (128)        21,685

        Equity securities                     22          4                           26
                                         -------       ----        ------        -------

                                         $21,634       $205        $ (128)       $21,711
                                         =======       ====        ======        =======
December 31, 2000
        U.S. government and
         federal agencies                $ 9,496       $  9        $ (110)       $ 9,395
        States and municipalities          2,282         95                        2,377
        Other                                259          1                          260
        Mortgage-backed securities         9,176         22           (75)         9,123
                                         -------       ----        ------        -------
                                          21,213        127          (185)        21,155

        Equity securities                     22                                      22
                                         -------       ----        ------        -------

                                         $21,235       $127        $ (185)       $21,177
                                         =======       ====        ======        =======

Contractual maturities of debt securities available for sale at June 30, 2001 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized     Estimated
                                                    Cost       Fair Value
                                                    ----       ----------
                                                   (Dollars in thousands)

        Due in one year or less                    $ 3,003       $ 3,015
        Due after one year through five years        1,095         1,113
        Due after five years through ten years       3,367         3,360
        Due after ten years                          4,457         4,467
        Mortgage-backed securities                   9,690         9,730
                                                   -------       -------

                                                   $21,612       $21,685
                                                   =======       =======

Available-for-sale securities totaling $4.5 million were called in 2001, resulting in no gain or loss.

The carrying value of securities pledged as collateral for public funds totaled $10.8 million at June 30, 2001.

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE

Loans receivable were as follows:

                                                   June 30,        December 31,
                                                     2001              2000
                                                     ----              ----
                                                    (Dollars in thousands)
Real estate loans
        One-to-four family residences              $ 69,019         $ 78,463
        Loans held for sale                             146               96
        Nonresidential property                      18,157           19,572
        Multifamily and other                         2,717            2,839
                                                   --------         --------

                                                     90,039          100,970
                                                   --------         --------
Consumer and other loans
        Home equity loans                            12,685           13,282
        Purchased second mortgage loans               3,802            4,631
        Consumer loans and lines of credit            1,499            1,920
        Commercial business loans                     1,307            1,555
        Other                                         1,628            1,854
                                                   --------         --------

                                                     20,921           23,242
                                                   --------         --------

Total loan principal balances                       110,960          124,212
        Undisbursed loan funds                         (656)          (2,909)
        Premiums on purchased loans,
         and net deferred loan (fees) costs             503              564
        Allowance for loan losses                    (1,868)          (1,964)
                                                   --------         --------

                                                   $108,939         $119,903
                                                   ========         ========

Activity in the allowance for loan losses was as follows:


                                         Six months ended
                                              June 30,
                                       --------------------
                                        2001           2000
                                        ----           ----
                                      (Dollars in thousands)

      Beginning balance                $1,964         $2,037
      Provision for loan losses            30
      Recoveries                           14             28
      Charge-offs                        (140)           (42)
                                       ------         ------

      Ending balance                   $1,868         $2,023
                                       ======         ======

Nonaccrual and renegotiated loans totaled $1,002,000 and $841,000 at June 30, 2001 and December 31, 2000. Potters Bank is not committed to lend additional funds to debtors whose loans have been modified. Impaired loans were not material at any date or during any period presented because nonperforming loans consisted primarily of residential mortgages and consumer loans that are not separately analyzed for impairment.



--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances were as follows:

                                                                   June 30,      December 31,
                                                                     2001            2000
                                                                     ----            ----
                                                                   (Dollars in thousands)
Maturities March 2001 through May 2010, primarily
 convertible fixed rate, from 5.54% to 6.50%, averaging 5.99%                      $19,500

Maturities March 2002 through May 2010, primarily
 convertible fixed rate, from 5.61% to 6.50%, averaging 6.04%      $17,500
                                                                   -------         -------

                                                                   $17,500         $19,500
                                                                   =======         =======


FHLB advances are payable at maturity, or prior to maturity with prepayment penalties. At June 30, 2001, advances totaling $12.0 million were convertible fixed-rate advances which, at the FHLB's option, can be converted to the London Interbank Offering Rate on a quarterly basis after the first year. If the FHLB exercises its option, the advances may be repaid in whole or in part on any of the quarterly repricing dates without prepayment penalty. Advances are collateralized by all shares of FHLB stock and by 100% of the qualified real estate loan portfolio.

As of June 30, 2001, scheduled maturities of advances were as follows:
                                                                Maturities
                                                                ----------
                                                          (Dollars in thousands)
               Due in one year or less                           $ 4,000
               Due after one year through two years                1,500
               Due after two years through three years
               Due after five years                               12,000
                                                                 -------

                                                                 $17,500

NOTE 5 - STOCK OPTIONS

A summary of activity relating to stock options during the periods listed was as follows:

                                   Six months ended               Six months ended
                                     June 30, 2001                  June 30, 2000
                                     -------------                  -------------
                                              Weighted                        Weighted
                                               Average                         Average
                                              Exercise                        Exercise
                               Shares           Price        Shares             Price
                               ------           -----        ------             -----
Outstanding - January 1        106,069         $ 7.86         85,078          $ 7.80
Granted                                                       26,355            8.57
Exercised
Expired unexercised               (787)         12.44         (1,576)          12.44
                               -------                       -------

Outstanding - June 30          105,282           7.83        109,857            7.99
                               =======                       =======

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


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Financial instruments with off-balance sheet risk at June 30, 2001 were as follows:

                                  Fixed         Variable
                                  Rate            Rate
                                  ----            ----
                                 (Dollars in thousands)
Commitments to make loans
 (at market rates)                $225           $2,152
Unused lines of credit and
 letters of credit                                6,879


Commitments to make loans are generally made for periods of 60 days or less. The fixed-rate loan commitments have interest rates ranging from 6.875% to 8.50%, with maturity dates of 15 to 30 years.

NOTE 7 - CONCENTRATIONS OF CREDIT RISK

Current local loan origination activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. The Boardman loan production office focuses on originating loans in Mahoning and Trumbull Counties in northeastern Ohio and Beaver and Allegheny Counties in northwestern Pennsylvania. Loan purchases have been used to supplement local loan originations and have resulted in the following concentrations as of June 30, 2001 (dollars in thousands):

                                     Northwest   Southwest    Hilton                     Local
                                       Ohio        Ohio      Head, SC    Indiana(1)    and other   Total
                                       ----        ----      --------    ----------    ---------   -----
                                                             (Dollars in thousands)
One-to-four family residences         $7,869      $1,952      $3,548      $ 4,195                 $17,564
Multifamily and nonresidential         1,627       1,985                                  $468      4,080
First mortgage home equity                                                  5,508                   5,508
Second mortgages                                                            3,802                   3,802
                                      ------      ------      ------      -------         ----    -------
                                      $9,496      $3,937      $3,548      $13,505         $468    $30,954
                                      ======      ======      ======      =======         ====    =======

(1) Loans from various parts of the country purchased from a bank in Indiana.

Two nonconforming real estate loan programs, which charge a slightly higher interest rate on single family residential mortgage loans, are available to persons who are considered slightly higher credit risks. Such loans totaled $7.0 million at June 30, 2001. Of the $7.0 million, $323,000 were purchased real estate loans from southwestern Ohio, also reported above.



--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL

In the following pages, management presents an analysis of the financial condition of Potters Financial Corporation ("PFC") and its wholly-owned subsidiary, Potters Bank, as of June 30, 2001 and December 31, 2000, and its results of operations for the three and six months ended June 30, 2001 and 2000. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Potters Bank's general market area. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements. See Exhibit 99, attached hereto, which is incorporated herein by reference.

Without limiting the foregoing, some of the forward-looking statements included herein are the statements under the following headings and regarding the following matters:

Results of Operations - Statements regarding the success of the Beaver, Pennsylvania facility and the net expense which will be incurred during the start-up of operations.

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

RESULTS OF OPERATIONS

PFC recorded net income of $362,000, or $.36 per diluted share, for the second quarter of 2001, compared to net income of $37,000, or $.04 per diluted share, for the second quarter of 2000. There were no significant nonrecurring events during the second quarter of 2001, but second quarter 2000 net income was negatively affected by a $448,000 nonrecurring expense, $296,000 net of tax, due to a loss suffered in connection with dishonored cashier's checks. A portion of the nonrecurring expense was recovered in late 2000. Excluding this nonrecurring event, second quarter 2001 net income increased $29,000, or 8.7%, and diluted earnings per share increased $.03, or 9.1%, over the second quarter of 2000.

Annualized returns on average shareholders' equity and average assets were 11.24% and .96% for the three months ended June 30, 2001, compared to 11.96% and
 .89% for the second quarter of 2000 (as adjusted for the nonrecurring event), while adjusted earnings per share increased from $.33 per diluted share during the second quarter of 2000, to $.36 per diluted share during the second quarter of 2001.

Net income for the six months ended June 30, 2001 was $738,000, or $.73 per diluted share, compared to $382,000, or $.37 per diluted share. Adjusting for the check fraud loss and the receipt of $29,000 ($19,000 net of tax) from a shareholder pursuant to an order of the Office of

Thrift Supervision under its change of control regulations, both nonrecurring items during the first six months of 2000, net income of $659,000, or $.64 per diluted share, was recorded for the first half of 2000. Net income for the first half of 2001 increased $79,000, or 12.0%, over adjusted net income of 2000, and earnings per share increased $.09, or 14.1%. Annualized returns on average shareholders' equity and average assets for the first six months of 2001 were 11.41% and .97%, compared to adjusted figures of 11.60% and .89% for the first six months of 2000.

Interest income decreased $93,000, or 3.3%, during the second quarter of 2001 compared to 2000, primarily from a 6.0% decrease in loan interest income due to significant repayment activity and heightened competition for residential and commercial real estate loans. Interest expense decreased $58,000, or 3.7%, during the second quarter of 2001 compared to 2000 due primarily to declining rates and lower levels of borrowings. Net interest income decreased $35,000, or 2.8%, during the second quarter of 2001.

Net interest income for the six months ended June 30, 2001 of $2.5 million was $21,000 higher than for the first six months of 2000, with an increase of $61,000 in interest income and an increase of $40,000 in interest expense. Average balances of loans were only $14,000 higher at June 30, 2001 than at June 30, 2000, while the yield on loans was 8.16% during the first half of 2000 compared to 8.21% during the first half of 2001. An increase of $5.5 million in the average balance of deposits during the first half of 2001 compared to the first half of 2000, was somewhat offset by a decrease of $3.6 million in the average balance of borrowings during 2001 compared to the first six months of 2000. The rates paid on average deposits were very similar, 4.23% during the first half of 2000 compared to 4.28% during 2001, while the rates paid on borrowed funds increased from 5.88% during the first half of 2000 to 6.02% during 2001.

The yield on average earning assets increased, from 7.81% during the first half of 2000, to 7.84% during the first half of 2001. The cost of funds increased from 4.50% to 4.51% during that same time period. The result was a relatively static interest rate spread, from 3.31% during the first six months of 2000, to 3.33% during the first six months of 2001. The declining rate environment during 2001 has caused significant repayments in the loan portfolio and calls of securities, while indexed deposits and new and renewing certificate rates declined.

During the three and six months ended June 30, 2001, gains generated on loan sales were $11,000 and $19,000, compared to no sales during 2000. Most sales of loans were on a servicing released basis although a $4,000 gain was generated during 2001 on a loan sale where the servicing was retained. During the second quarter of 2001, other noninterest income increased $14,000, or 9.8%, and for the first half of 2001, excluding nonrecurring PFC miscellaneous income, increased $8,000, or 2.9%. Increases in deposit service charges, ATM/VISA check card fees, loan fees and other fees for customer services were somewhat offset by decreases in rental income on leased office space and other nonoperating income.

Excluding the check fraud loss, noninterest expense decreased $36,000, or 4.1%, during the second quarter of 2001, compared to the second quarter of 2000. Compensation and benefits increased $7,000, occupancy and equipment costs remained constant and other noninterest expense declined $43,000. Noninterest expense declined $43,000, or 2.5%, during the first six months of 2001 compared to 2000, with an $11,000 increase in compensation and benefits, an $8,000 decrease in occupancy and equipment costs and a $46,000 decrease in other noninterest expense. The closing of the Mentor loan production office had a positive impact on all noninterest expense, as did cost controls. Data processing and advertising costs increased during 2001 compared to 2000, while ATM/VISA check card fees and dues and subscriptions decreased. Legal and consulting fees also declined due to the absence of costs relating to the check fraud lawsuit and the technology plan as compared to 2000.

Potters Bank's new facility in Beaver, Pennsylvania was completed during the second quarter and opened for business on July 2, 2001. The full-service facility is intended to widen the deposit base needed to fund loan growth. There can be no assurance, however, that the branch will be successful in attracting additional loans or deposits. Loan originations and deposit levels are affected by competition, national and local economic conditions, interest rate levels and other factors that are not readily predictable and cannot be controlled by PFC, as well as those factors within PFC's control. During the initial start-up of operations, the branch will be incurring net expense.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses decreased $96,000 from year-end and was $1.9 million at June 30, 2001. Charge-offs of $140,000, primarily consumer loans, during the first six months of 2001 were somewhat offset by provisions of $30,000 and recoveries of $14,000. During the first six months of 2000, the allowance for loan losses remained relatively the same at $2.0 million. Charge-offs totaling $42,000 during the first six months of 2000, primarily consumer loans, were partially offset by $28,000 in recoveries.

Nonperforming loans of $1.0 million at June 30, 2001 increased from $841,000 at December 31, 2000. Nonperforming loans at June 30, 2001 consisted primarily of one-to-four family real estate secured loans, with approximately 50% resulting from the purchased loan packages, 37% from one-to-four family real estate loans, 8% from commercial real estate loans, 3% resulting from consumer loans and less than 2% resulting from nonconforming real estate loan programs. At June 30, 2001, nonperforming loans represented .66% of total assets. The allowance for loan losses represented 186.4% of nonperforming loans at June 30, 2001, compared to 233.5% at December 31, 2000. The decline in the allowance percentage was the result of both increasing nonperforming loans and increasing charge-offs in the loan portfolio. No loans were designated impaired at June 30, 2001 or December 31, 2000.

FINANCIAL CONDITION

PFC's assets remained largely the same, $151.4 million at December 31, 2000 and $151.5 million at June 30, 2001. Significant loan repayment activity, heightened competition for residential and commercial real estate loans and calls of securities were experienced during the first half of 2001, from uncertainty in the financial markets regarding the future course of the economy and interest rates. Excess cash flows were used to pay off a Federal Home Loan Bank ("FHLB") advance and to fund deposit outflows resulting from a less aggressive stance on interest rates offered for public funds. Repayments in the loan portfolio and several calls on securities resulted in a significant increase in cash and cash equivalents at June 30, 2001 from December 31, 2000.

Securities available for sale increased $534,000, to $21.7 million at June 30, 2001, compared to $21.2 million at December 31, 2000. Securities totaling $4.5 million were called during the first six months of 2001 and replaced. Securities available for sale are carried at fair value, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale, net of tax, decreased from $39,000 at year-end 2000 and became an unrealized gain of $50,000 at June 30, 2001, primarily from declining interest rates.

Net loans decreased from $119.9 million at December 31, 2000, to $108.9 million at June 30, 2001, a decrease of $11.0 million, or 9.1%. No loans were purchased during 2001 and loan repayments exceeded loans originated by $11.4 million. Loans originated for sale during 2001 totaled $1.3 million and proceeds from sales of loans totaled $1.3 million, generating gains of $19,000. Real estate loans decreased $10.9 million, or 10.8%, during 2001, with a $9.4 million decrease in one-to-four family real estate loans, and a $1.5 million decrease in multifamily and commercial real estate loans. Repayments on purchased loan packages resulted in a 15.3% decline in the outstanding balance during the second quarter and a decline of 7.8% during 2001.

Two nonconforming real estate loan programs, which charge slightly higher interest rates on single family residential real estate loans to persons who are considered slightly higher credit risks, totaled $7.0 million at June 30, 2001, $323,000 of which were purchased loans. Such loans involve greater underwriting and default risk than conforming real estate loans. The increased risk is somewhat mitigated by charging a higher interest rate than on conforming loans, by following stringent loan collection procedures and by adhering to regulatory limitations on the total of such loans and regulatory reporting requirements to the Board of Directors. Such loans are also specifically identified and addressed in management's ongoing review of the allowance for loan losses, and a larger percentage of the allowance is allocated to nonconforming loans than to conforming real estate loans. One such loan totaling $18,000 was nonperforming at June 30, 2001.

Total deposits increased $1.7 million during 2001, to $119.5 million at June 30, 2001. Inflows occurred primarily in certificates of deposit. The Asset and Liability Management Committee continues to focus on strategies for reduced interest rate risk and responsible deposit management. Such strategies include setting competitive rates on selected certificates of deposit with maturity dates exceeding one year and utilizing tiered interest rates based on the amount on deposit.

FHLB advances totaled $17.5 million at June 30, 2001, compared to $19.5 million at December 31, 2000. Advances were used primarily to meet liquidity needs during 2001. Advance repayments totaled $3.6 million during 2001.

Shareholders' equity increased $612,000 during 2001 due primarily to net income of $738,000 and an $89,000 change in the unrealized gain/loss on securities available for sale, offset by the payment of $229,000, or $.23 per share, in dividends.

LIQUIDITY AND CAPITAL RESOURCES

Normal, recurring sources of funds are primarily customer deposits, securities available for sale, maturities, loan repayments and other funds provided by operations. Potters Bank has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

The most significant components of cash flows from investing activities during the first six months of 2001 were net loan payments of $11.4 million and securities calls and repayments of $6.0 million, offset by $6.5 million in securities purchases. Significant investing activities during the first six months of 2000 were loan purchases of $7.6 million and net loan originations of $3.6 million, offset by securities repayments of $1.6 million.

Financing activities during 2001 included deposit inflows of $1.7 million and proceeds from FHLB advances of $1.6 million, offset by repayments of $3.6 million. Deposit inflows of $7.0 million occurred during the first six months of 2000, while other financing activities included net FHLB advance proceeds of $3.4 million and the purchase of 23,350 shares for $231,000.

Potters Bank's average regulatory liquidity ratio for June 2001 was 20.08%. At June 30, 2001, Potters Bank had commitments to originate loans of $2.4 million and unused lines of credit totaling $6.9 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters Bank's capital levels as of June 30, 2001 (dollars in thousands):

                                   Tangible               Core                    Risk-based
                                    Capital              Capital                    Capital
                              -----------------     ------------------        ------------------
                              Amount        %        Amount        %          Amount         %
                              ------       ---       ------       ---         ------        ---
Regulatory capital -
  computed                    $12,509      8.26%     $12,509      8.26%       $13,640      14.64%
Minimum capital
  requirement                   2,272      1.50        6,058      4.00*         7,456       8.00
                              -------      ----      -------      ----        -------      -----
Regulatory capital -
  excess                      $10,237      6.76%     $ 6,451      4.26%       $ 6,184       6.64%
                              =======      ====      =======      ====        =======      =====

--------
*Savings associations that meet certain requirements may be permitted to maintain minimum core capital of 3.00%.

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.
               None.
Item 2.      Changes in Securities.
               None.
Item 3.      Defaults Upon Senior Securities.
               None.
Item 4.      Submission of Matters to a Vote of Security Holders.

             The Annual Meeting of Shareholders of Potters Financial Corporation was held on April 26, 2001. The matters presented to the Security Holders and the votes cast were as follows:

             1) Election of Directors of Potters Financial Corporation
                 William L. Miller                   752,566      FOR
                                                      90,352      WITHHELD
                 Edward L. Baumgardner               752,566      FOR
                                                      90,352      WITHHELD
                 Suzanne B. Fitzgerald               752,566      FOR
                                                      90,352      WITHHELD
                 James R. Platte                     752,566      FOR
                                                      90,352      WITHHELD

             2)  Ratification of Crowe, Chizek and Company LLP as Auditors
                           838,792          FOR
                             4,126          AGAINST

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

                                  POTTERS FINANCIAL CORPORATION

Date: August 9, 2001              By: /s/ Edward L. Baumgardner
                                     --------------------------------------
                                          Edward L. Baumgardner
                                          Duly Authorized Representative,
                                          President and Chief Executive Officer

                                  By: /s/ Anne S. Myers
                                     --------------------------------------
                                          Anne S. Myers
                                          Principal Financial Officer and
                                          Principal Accounting Officer