Form 10QSB
period 2001-09-30
POTTERS FINANCIAL CORP
filed 2001-11-08
CIK 1010476

                                                              Page 1 of 19 pages

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 30, 2001
               ------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT FOR THE TRANSITION PERIOD FROM ________________ TO ________________



                         Commission file number: 0-27980
                                                 -------

                          Potters Financial Corporation
                      ------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

               Ohio                                        34-1817924
--------------------------------              --------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                  Number)

519 Broadway, East Liverpool, Ohio                           43920
------------------------------------------------         -------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code       (330) 385-0770
                                                     ---------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Shares, no par value                    Outstanding at October 31, 2001
                                               998,614 Common Shares

Transitional Small Business Disclosure Format (check one):

         Yes                              No           X
                -------------                    -------------

                                        .
                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 2001

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

                          POTTERS FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                        September 30,   December 31,
                                                            2001            2000
                                                         ---------       ---------
ASSETS

      Cash and due from financial institutions           $   4,110       $   3,930
      Interest-bearing deposits                              2,759             401
      Federal funds sold                                     4,252             489
                                                         ---------       ---------
         Cash and cash equivalents                          11,121           4,820

      Securities available for sale                         22,304          21,177
      Federal Home Loan Bank stock                           1,344           1,274
      Loans, net                                           107,176         119,903
      Premises and equipment, net                            3,011           2,016
      Other assets                                           2,015           2,245
                                                         ---------       ---------

         Total assets                                    $ 146,971       $ 151,435
                                                         =========       =========

LIABILITIES

      Deposits                                           $ 114,980       $ 117,792
      Federal Home Loan Bank advances                       17,500          19,500
      Accrued expenses and other liabilities                 1,231           1,810
                                                         ---------       ---------

         Total liabilities                                 133,711         139,102

SHAREHOLDERS' EQUITY

      Common stock, no par value
        Authorized: 2,000,000 shares;
         Issued:  1,116,528 shares in 2001 and 2000
      Paid-in capital                                        5,310           5,288
      Retained earnings                                      9,133           8,567
      Accumulated other comprehensive income (loss)            277             (39)
      Unearned compensation on
        recognition and retention plan shares                  (31)            (46)
      Treasury stock, at cost: 117,914 shares
        in 2001 and 118,539 in 2000                         (1,429)         (1,437)
                                                         ---------       ---------

         Total shareholders' equity                         13,260          12,333
                                                         ---------       ---------

         Total liabilities and shareholders' equity      $ 146,971       $ 151,435
                                                         =========       =========


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                          POTTERS FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                     Three months ended      Nine months ended
                                       September 30,           September 30,
                                     ------------------    --------------------
                                      2001        2000        2001        2000
                                      ----        ----        ----        ----
INTEREST INCOME
Loans, including fees                $2,192      $2,500      $6,945      $7,225
Securities                              365         367       1,081       1,113
Federal funds sold and other             70          18         163          48
                                     ------      ------      ------      ------
                                      2,627       2,885       8,189       8,386

INTEREST EXPENSE
Deposits                              1,176       1,323       3,691       3,703
Federal Home Loan Bank advances         267         295         819         942
                                     ------      ------      ------      ------
                                      1,443       1,618       4,510       4,645
                                     ------      ------      ------      ------

NET INTEREST INCOME                   1,184       1,267       3,679       3,741

Provision for loan losses                15                      45
                                     ------      ------      ------      ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES           1,169       1,267       3,634       3,741

NONINTEREST INCOME
Loan gains                               10           8          29           8
Other noninterest income                146         144         430         449
                                     ------      ------      ------      ------
                                        156         152         459         457
                                     ------      ------      ------      ------
NONINTEREST EXPENSE
Compensation and benefits               470         402       1,298       1,219
Occupancy and equipment                 122         122         349         357
Cashier's check loss                                                        448
Merger costs                            139                     170
Other noninterest expense               355         391         978       1,091
                                     ------      ------      ------      ------
                                      1,086         915       2,795       3,115
                                     ------      ------      ------      ------

INCOME BEFORE INCOME TAX                239         504       1,298       1,083

Income tax expense                       62         171         383         368
                                     ------      ------      ------      ------

NET INCOME                           $  177      $  333      $  915      $  715
                                     ======      ======      ======      ======

Earnings per common share
         Basic                       $ 0.18      $ 0.34      $ 0.93      $ 0.72
                                     ======      ======      ======      ======

         Diluted                     $ 0.17      $ 0.33      $ 0.90      $ 0.70
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

                          POTTERS FINANCIAL CORPORATION
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    Three months ended      Nine months ended
                                                        September 30,          September 30,
                                                    ------------------      ------------------
                                                     2001        2000        2001        2000
                                                    ------      ------      ------      ------

NET INCOME                                          $  177      $  333      $  915      $  715

Other comprehensive income (net of tax):

Change in unrealized gain/(loss) on securities
 available for sale arising during the period          227         140         316         186
Reclassification adjustment for accumulated
 (gains)/losses included in net income
                                                    ------      ------      ------      ------

Total other comprehensive income                       227         140         316         186
                                                    ------      ------      ------      ------

COMPREHENSIVE INCOME                                $  404      $  473      $1,231      $  901
                                                    ======      ======      ======      ======


--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                         2001           2000
                                                         ----           ----

BALANCE - JANUARY 1                                    $ 12,333       $ 11,020

Net income for the nine months ended September 30           915            715

Issuance of 625 common shares for the exercise
 of stock options                                             7

Recognition and retention plan shares earned                 15             14

Tax benefit arising from recognition and
 retention plan shares and option exercises                  23             19

Purchase of 28,850 treasury shares                                        (281)

Cash dividends declared ($.35 per share in 2001
 and $.29 per share in 2000)                               (349)          (294)

Change in unrealized gain/(loss) on
 securities available for sale                              316            186
                                                       --------       --------

BALANCE - SEPTEMBER 30                                 $ 13,260       $ 11,379
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

                          POTTERS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


--------------------------------------------------------------------------------

                                                           Nine months ended
                                                              September 30,
                                                           -----------------
                                                           2001         2000
                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                         $    915     $    715

      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                        235          235
         Provision for loan losses                             45
         Net amortization of securities                         6           30
         Net realized gain on:
             Sales of loans                                   (29)          (8)
             Sales of foreclosed real estate
              and repossessed assets                          (23)          (2)
         Stock dividend on FHLB stock                         (70)         (67)
         Loans originated for sale                         (2,232)        (713)
         Proceeds from sales of loans held for sale         2,082          776
         Net change in other assets and liabilities          (226)         284
                                                         --------     --------

                Net cash from operating activities            703        1,250
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Activity in available-for-sale securities:
         Maturities, repayments and calls                  11,797        3,252
         Purchases                                        (12,451)
      Loan originations and payments, net                  13,831       (4,060)
      Loan purchases                                       (1,275)      (7,855)
      Proceeds from sale of foreclosed real estate
       and repossessed assets                                 261           10
      Additions to property and equipment                  (1,167)        (187)
                                                         --------     --------

         Net cash from investing activities                10,996       (8,840)
                                                         --------     --------


--------------------------------------------------------------------------------
                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                                 Nine months ended
                                                                   September 30,
                                                               -------------------
                                                               2001           2000
                                                               ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES

      Net change in deposits                                   (2,812)         8,779
      Proceeds from FHLB advances                               1,550          4,150
      Repayments of FHLB advances                              (3,550)        (5,950)
      Other financing activities                                 (244)           (60)
      Proceeds from exercise of stock options                       7
      Repurchase of common stock                                                (281)
      Cash dividends paid                                        (349)          (294)
                                                             --------       --------

         Net cash from financing activities                    (5,398)         6,344
                                                             --------       --------

Net change in cash and cash equivalents                         6,301         (1,246)

Cash and cash equivalents at beginning of period                4,820          7,280
                                                             --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 11,121       $  6,034
                                                             ========       ========


Supplemental disclosures of cash flow information
      Cash paid during the year for:
         Interest                                            $  4,671       $  4,556
         Income taxes                                             568            363

Supplemental noncash disclosure:
      Transfer from loans to foreclosed real estate and
       Repossessed assets                                    $    241       $    183



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

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include Potters Financial Corporation ("PFC") and its wholly-owned subsidiary, Potters Bank, both headquartered in East Liverpool, Ohio. Significant intercompany transactions and balances have been eliminated in consolidation. These interim financial statements are prepared without audit and reflect all adjustments, which, in the opinion of management, are necessary to present fairly the consolidated financial position of PFC at September 30, 2001, and its statements of income, comprehensive income and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements of PFC and notes thereto included in the 2000 Annual Report.

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

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential dilution resulting from the issuance of common shares upon stock option exercises and vesting of recognition and retention plan shares. Following is a summary of shares used in computing EPS:

                                                       Three months ended                  Nine months ended
                                                       -------------------                 -----------------
                                                          September 30,                      September 30,
                                                          -------------                      -------------
                                                     2001              2000             2001              2000
                                                     ----              ----             ----              ----
     Weighted average common shares
      outstanding for basic EPS                      989,963          990,139           988,398          995,337
     Add:  Dilutive effects of assumed
      exercises of stock options and
      recognition and retention plan                  40,953           20,933            33,978           21,879
                                                   ---------        ---------       -----------        ---------
     Average shares and dilutive potential
      common shares                                1,030,916        1,011,072         1,022,376        1,017,216
                                                   =========        =========       ===========        =========


As of September 30, 2001, there were no antidilutive stock options. As of September 30, 2000, there were 31,078 antidilutive stock options. Antidilutive stock options are those for which the exercise price of the option exceeds the fair market value of the underlying stock. The antidilutive stock options were excluded from the above calculation.

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


--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------
NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale were as follows:

                                                       Gross          Gross        Estimated
                                       Amortized     Unrealized     Unrealized        Fair
                                          Cost         Gains          Losses          Value
                                        --------      --------       --------       --------
                                                       (Dollars in thousands)
September 30, 2001
------------------
        U.S. government and
         federal agencies               $  8,909      $    130       $    (17)      $  9,022
        States and municipalities          3,839           133             (4)         3,968
        Other                                186             1                           187
        Mortgage-backed securities         8,928           177             (7)         9,098
                                        --------      --------       --------       --------
                                          21,862           441            (28)        22,275

        Equity securities                     22             7                            29
                                        --------      --------       --------       --------

                                        $ 21,884      $    448       $    (28)      $ 22,304
                                        ========      ========       ========       ========
December 31, 2000
-----------------
        U.S. government and
         federal agencies               $  9,496      $      9       $   (110)      $  9,395
        States and municipalities          2,282            95                         2,377
        Other                                259             1                           260
        Mortgage-backed securities         9,176            22            (75)         9,123
                                        --------      --------       --------       --------
                                          21,213           127           (185)        21,155

        Equity securities                     22                                          22
                                        --------      --------       --------       --------

                                        $ 21,235      $    127       $   (185)      $ 21,177
                                        ========      ========       ========       ========

Contractual maturities of debt securities available for sale at September 30, 2001 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                     Amortized      Estimated
                                                       Cost        Fair Value
                                                       ----        ----------
                                                      (Dollars in thousands)

        Due in one year or less                     $      3       $       3
        Due after one year through five years          4,093           4,214
        Due after five years through ten years         1,366           1,370
        Due after ten years                            7,472           7,590
        Mortgage-backed securities                     8,928           9,098
                                                    --------       ---------

                                                    $ 21,862       $  22,275
                                                    ========       =========

Available-for-sale securities totaling $9.5 million were called in 2001, resulting in no gain or loss.

The carrying value of securities pledged as collateral for public funds totaled $7.7 million at September 30, 2001.

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE

Loans receivable were as follows:                                            September 30,        December 31,
                                                                                  2001                2000
                                                                                  ----                ----
                                                                                   (Dollars in thousands)
Real estate loans
        One-to-four family residences                                        $    66,981         $    78,463
        Loans held for sale                                                          275                  96
        Nonresidential property                                                   20,169              19,572
        Multifamily and other                                                      2,683               2,839
                                                                             -----------         -----------
                                                                                  90,108             100,970
                                                                             -----------         -----------
Consumer and other loans
        Home equity loans                                                         11,945              13,282
        Purchased second mortgage loans                                            3,417               4,631
        Consumer loans and lines of credit                                         1,493               1,920
        Commercial business loans                                                  1,426               1,555
        Other                                                                      1,581               1,854
                                                                             -----------         -----------
                                                                                  19,862              23,242
                                                                             -----------         -----------

Total loan principal balances                                                    109,970             124,212
        Undisbursed loan funds                                                    (1,426)             (2,909)
        Premiums on purchased loans,
         and net deferred loan (fees) costs                                          460                 564
        Allowance for loan losses                                                 (1,828)             (1,964)
                                                                             -----------         -----------
                                                                             $   107,176         $   119,903
                                                                             ===========         ===========

Activity in the allowance for loan losses was as follows:

                                                                                      Nine months ended
                                                                                        September 30,
                                                                             -------------------------------
                                                                                  2001                2000
                                                                                  ----                ----
                                                                                   (Dollars in thousands)

      Beginning balance                                                      $     1,964         $     2,037
      Provision for loan losses                                                       45
      Recoveries                                                                      25                  30
      Charge-offs                                                                   (206)                (97)
                                                                             -----------         -----------
      Ending balance                                                         $     1,828         $     1,970
                                                                             ===========         ===========

Nonaccrual and renegotiated loans totaled $1,003,000 and $841,000 at September 30, 2001 and December 31, 2000. Potters Bank is not committed to lend additional funds to debtors whose loans have been modified. Impaired loans were not material at any date or during any period presented because nonperforming loans consisted primarily of residential mortgages and consumer loans that are not separately analyzed for impairment.

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances were as follows:


                                                                              September 30,       December 31,
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
                                                                             ===========         ===========

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

FHLB advances are payable at maturity, or prior to maturity with prepayment penalties. At September 30, 2001, advances totaling $12.0 million were convertible fixed-rate advances which, at the FHLB's option, can be converted to the London Interbank Offering Rate on a quarterly basis after the first year. If the FHLB exercises its option, the advances may be repaid in whole or in part on any of the quarterly repricing dates without prepayment penalty. Advances are collateralized by all shares of FHLB stock and by 100% of the qualified real estate loan portfolio.

As of September 30, 2001, scheduled maturities of advances were as follows:

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

NOTE 5 - STOCK OPTIONS

A summary of activity relating to stock options during the periods listed was as follows:

                                                  Nine months ended                  Nine months ended
                                                 September 30, 2001                 September 30, 2000
                                                 ------------------                 ------------------
                                                              Weighted                           Weighted
                                                               Average                            Average
                                                              Exercise                           Exercise
                                              Shares            Price            Shares            Price
                                              ------            -----            ------            -----

Outstanding - January 1                       106,069         $  7.86             85,078         $  7.80
Granted                                                                           26,351            8.57
Exercised                                        (625)          11.82
Expired unexercised                              (787)          12.44             (1,580)          12.44
                                            ---------                           --------

Outstanding - September 30                    104,657            7.81            109,849            7.99
                                            =========                           ========

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

--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Financial instruments with off-balance sheet risk at September 30, 2001 were as follows:

                                               Fixed          Variable
                                               Rate             Rate
                                               ----             ----
                                              (Dollars in thousands)
Commitments to make loans
 (at market rates)                         $     1,439       $     1,146
Unused lines of credit and
 letters of credit                                                 6,435

Commitments to make loans are generally made for periods of 60 days or less. The fixed-rate loan commitments have interest rates ranging from 6.375% to 7.125%, with maturity dates of 15 to 30 years.

NOTE 7 - CONCENTRATIONS OF CREDIT RISK

Current local loan origination activities are with customers located within the immediate lending area, which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. The Boardman loan production office focuses on originating loans in Mahoning and Trumbull Counties in northeastern Ohio and Beaver and Allegheny Counties in northwestern Pennsylvania. Loan purchases have been used to supplement local loan originations and have resulted in the following concentrations as of September 30, 2001 (dollars in thousands):

                                      Northwest    Southwest   Hilton                     Local
                                        Ohio         Ohio     Head, SC     Indiana(1)   and other  Total
                                        ----         ----     --------     -------      ---------  -----
                                                              (Dollars in thousands)

One-to-four family residences       $ 7,430      $ 1,836      $ 3,018      $ 3,764                   $16,048
Multifamily and nonresidential        2,562        1,973                                $   458        4,993
First mortgage home equity                                                   4,949                     4,949
Second mortgages                                                             3,417                     3,417
                                    -------      -------      -------      -------      -------      -------
    Total Purchased Loans           $ 9,992      $ 3,809      $ 3,018      $12,130      $   458      $29,407
                                    =======      =======      =======      =======      =======      =======

----------
(1) Loans from various parts of the country purchased from a bank in Indiana.

Two nonconforming real estate loan programs, which charge a slightly higher interest rate on single family residential mortgage loans, are available to persons who are considered slightly higher credit risks. Such loans totaled $7.0 million at September 30, 2001. Of the $7.0 million, $285,000 were purchased real estate loans from southwestern Ohio, also reported above.

NOTE 8 - SIGNING OF AGREEMENT AND PLAN OF MERGER

On September 6, 2001, PFC announced that its directors had signed a definitive agreement to be acquired by United Community Financial Corp., the $1.9 billion holding company of The Home Savings and Loan Company and Butler Wick Corp. United Community has agreed to pay $22.00 per share in cash to PFC shareholders. The transaction is subject to approval by regulatory authorities and PFC shareholders, and is expected to close during the first quarter of 2002. At that time, Potters Bank will be merged into The Home Savings and Loan Company and Potters Bank branches will become offices of Home Savings. Home Savings operates 29 full-service banking offices and four loan production offices across northeastern and northcentral Ohio. Butler Wick provides retail brokerage, capital markets and trust services in northern Ohio and western Pennsylvania.

--------------------------------------------------------------------------------

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations

GENERAL

In the following pages, management presents an analysis of the financial condition of Potters Financial Corporation ("PFC") and its wholly-owned subsidiary, Potters Bank, as of September 30, 2001 and December 31, 2000, and its results of operations for the three and nine months ended September 30, 2001 and 2000. In addition to the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand and other risks. Economic circumstances, operations and actual strategies and results in future time periods may differ materially from those currently expected. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Potters Bank's general market area. Such forward-looking statements represent PFC's judgment as of the current date. PFC disclaims, however, any intent or obligation to update such forward-looking statements. See
Exhibit 99, attached hereto, which is incorporated herein by reference.

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

PENDING MERGER

On September 6, 2001, Potters Financial Corporation announced that its directors had signed a definitive agreement to be acquired by United Community Financial Corp., the $1.9 billion holding company of The Home Savings and Loan Company and Butler Wick Corp. United Community has agreed to pay $22.00 per share in cash to PFC shareholders, subject to the approval of regulatory authorities and PFC shareholders. The transaction is expected to be complete during the first quarter of 2002. At that time, Potters Bank will be merged into The Home Savings and Loan Company and Potters Bank branches will become offices of Home Savings. Home Savings operates 29 full-service banking offices and four loan production offices throughout northeastern and northcentral Ohio. Butler Wick provides retail brokerage, capital markets and trust services in northern Ohio and western Pennsylvania.

RESULTS OF OPERATIONS

PFC recorded net income of $177,000, or $.17 per diluted share, for the third quarter of 2001, compared to net income of $333,000, or $.33 per diluted share, for the third quarter of 2000. Third quarter 2001 net income was $156,000 lower than during the same quarter of 2000, primarily from higher noninterest expense and lower net interest income. The increase in noninterest expense was attributable to costs of operating the new Beaver Office and costs related to the impending merger. Earnings per diluted share decreased $.16 compared to earnings per diluted share of $.33 during the third quarter of 2000. Annualized returns on average shareholders' equity and average assets were 5.41% and .48% for the three months ended September 30, 2001, compared to 11.78% and .89% for the third quarter of 2000.

Net income for the nine months ended September 30, 2001 was $915,000, or $.90 per diluted share, compared to $715,000, or $.70 per diluted share, an increase of 28.0% in net income and an increase of 28.6% in earnings per share. Excluding nonrecurring events during both years, the check fraud loss of $448,000 ($296,000 net of tax) and the receipt of $29,000 ($19,000 net of tax) from a shareholder pursuant to an order of the Office of Thrift Supervision under its change of control regulations during 2000 and merger related costs of $170,000 ($112,000 net of tax) during 2001, net income for the nine months ended September 30, 2001 was $1.0 million, an increase of $35,000, or 3.5%, over net income of $992,000 through September 30, 2000. Adjusted earnings per share also increased, from $.97 per diluted share during the first three quarters of 2000 to $1.00 per diluted share for the same time period during 2001, an increase of 3.1%. Annualized returns on average shareholders' equity and average assets for the first nine months of 2001 were 9.28% and .81%, compared to 8.39% and .64% for the first nine months of 2000. Returns adjusted for nonrecurring income and expense of 10.33% on average shareholders' equity and .91% on average assets were realized during the nine months ended September 30, 2001, compared to 11.36% and .89% through September 2000.

Interest income decreased $258,000, or 8.9%, during the third quarter of 2001 compared to 2000, primarily from a 12.3% decrease in loan interest income due to significant repayment activity and heightened loan refinancing from declining interest rates and calls of higher yielding securities. Interest expense decreased $175,000, or 10.8%, during the third quarter of 2001 compared to 2000 due primarily to declining rates and lower levels of deposits and borrowings. Net interest income decreased $83,000, or 6.6%, during the third quarter of 2001.

Net interest income for the nine months ended September 30, 2001 of $3.7 million was $62,000, or 1.7%, lower than for the first nine months of 2000, with a decrease of $197,000 in interest income and a decrease of $135,000 in interest expense. Average balances of loans were $4.0 million lower during the first nine months of 2001 than during 2000, while the yield on loans increased to 8.23% during 2001 from 8.21% during 2000. An increase of $3.2 million in the average balance of deposits occurred during the first nine months of 2001 compared to the first nine months of 2000, along with a decrease of $3.1 million in the average balance of borrowings. The rates paid on average deposits declined, from 4.31% during the first nine months of 2000 to 4.19% during 2001, while the rates paid on borrowed funds increased from 5.92% during the first nine months of 2000 to 6.03% during 2001.

The yield on average earning assets declined from 7.87% during the first nine months of 2000, to 7.77% during the first nine months of 2001 due to repayment of higher yielding loans and calls of higher yielding securities. The cost of funds decreased from 4.56% to 4.43% during the same time periods from reduced rates paid on deposits indexed to market rates and lower rates paid on new and renewing certificates of deposit. The result was a slightly increasing interest rate spread, from 3.31% during the first nine months of 2000, to 3.34% during the first nine months of 2001.

During the three and nine months ended September 30, 2001, gains generated on loan sales were $10,000 and $29,000, compared to gains of $8,000 for the third quarter and the first nine months of 2000. All loan sales during 2000 and most sales during 2001 were on a servicing released basis. During the third quarter of 2001, other noninterest income remained near static, while for the nine months ended September 30, 2001, noninterest income increased $10,000, or 2.4%, excluding nonrecurring PFC miscellaneous income from 2000. Deposit service charges, ATM/VISA check card fees, loan fees and other fees for customer services increased $66,000, or 20.6%, during the first nine months of 2001 compared to the prior year. Offsetting these increases were a decrease of $14,000 in rental income on leased office space, net costs of $13,000 on foreclosed real estate and lower other nonoperating income.

Noninterest expense increased $171,000, or 18.7%, during the third quarter of 2001, compared to the third quarter of 2000, primarily from professional fees relating to the proposed merger and increased costs from the new Beaver Branch. Compensation and benefits increased $68,000, primarily due to the addition of the Beaver Office staff, increased costs for healthcare benefits and lower deferrals for loan originations due to lower loan volume. Occupancy and equipment costs remained constant during both third quarters, fees relating to the proposed merger of $139,000 were incurred during the third quarter of 2001 and other noninterest expense decreased $36,000 from the year ago quarter.

Noninterest expense decreased $320,000, or 10.3%, during the first nine months of 2001 compared to 2000, with a $79,000 increase in compensation and benefits, an $8,000 decrease in occupancy and equipment costs, a $113,000 decrease in other noninterest expense, the $448,000 check fraud expense during 2000 and $170,000 in merger related costs during 2001. The closing of the Mentor loan production office in 2000 had a positive impact on all noninterest expense, as did cost controls, while Potters Bank's new full-service facility in Beaver, Pennsylvania, completed during the second quarter and opened on July 2, 2001, had a negative impact on noninterest expense compared to 2000. Data processing and advertising costs increased during 2001 compared to 2000, as did communication costs with the addition of the new branch, while ATM/VISA check card fees and dues and subscriptions decreased. Legal and professional fees increased during 2001 due to costs related to the United Community merger. Excluding merger related costs of $170,000 during 2001 and the check fraud loss of $448,000 during 2000, noninterest expense decreased $42,000, or 1.6%, despite the opening of the Beaver office.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses decreased $136,000 from year-end and was $1.8 million at September 30, 2001. Charge-offs of $206,000, primarily residential real estate and consumer loans, during the first nine months of 2001 were somewhat offset by provisions of $45,000 and recoveries of $25,000. During the first nine months of 2000, the allowance for loan losses remained relatively the same at $2.0 million. Charge-offs totaled $97,000 during the first nine months of 2000, consisting primarily of consumer loans, and were partially offset by $30,000 in recoveries.

Nonperforming loans of $1.0 million at September 30, 2001 increased from $841,000 at December 31, 2000. Nonperforming loans at September 30, 2001 consisted primarily of one-to-four family real estate secured loans, with approximately 61.4% resulting from the purchased loan packages, 24.9% from internally generated one-to-four family real estate loans, 8.0% from commercial real estate loans, 3.9% resulting from consumer loans and 1.8% resulting from nonconforming real estate loan programs. At September 30, 2001, nonperforming loans represented .68% of total assets. The allowance for loan losses represented 182.3% of nonperforming loans at September 30, 2001, compared to 233.5% at December 31, 2000. The decline in the allowance percentage was the result of both increasing nonperforming loans and increasing charge-offs in the loan portfolio. No loans were designated impaired at September 30, 2001 or December 31, 2000.

FINANCIAL CONDITION

PFC's assets declined during the first nine months of 2001, from $151.4 million at December 31, 2000 to $147.0 million at September 30, 2001. Significant loan repayment activity, heightened loan refinancing from declining interest rates and calls of securities were experienced during 2001, from uncertainty in the financial markets regarding the future course of the economy and interest rates. Excess cash flows were used to pay off a Federal Home Loan Bank ("FHLB") advance and to fund deposit outflows resulting from a less aggressive pricing strategy on interest rates offered for public funds and certificates of deposit. Repayments in the loan portfolio resulted in a significant increase in cash and cash equivalents at September 30, 2001 from December 31, 2000.

Securities available for sale increased $1.1 million, to $22.3 million at September 30, 2001, compared to $21.2 million at December 31, 2000. Securities totaling $9.5 million were called during the first three quarters of 2001 and replaced. Securities available for sale are carried at fair value, with resulting unrealized gains or losses added to or deducted from shareholders' equity, net of tax. The unrealized loss on securities available for sale, net of tax, decreased from $39,000 at year-end 2000 and became an unrealized gain of $277,000 at September 30, 2001, primarily from declining interest rates.

Net loans decreased from $119.9 million at December 31, 2000, to $107.2 million at September 30, 2001, a decrease of $12.7 million, or 10.6%. Loans purchased totaled $1.3 million during 2001 and loan repayments exceeded loans originated by $13.8 million. Loans originated for sale during 2001 totaled $2.2 million and proceeds from sales of loans totaled $2.1 million, generating gains of $29,000. Real estate loans decreased $10.9 million, or 10.8%, during 2001, with an $11.3 million decrease in one-to-four family real estate loans, somewhat offset by a $441,000 increase in multifamily and commercial real estate loans.

Two nonconforming real estate loan programs, which charge slightly higher interest rates on single-family residential real estate loans to persons who are considered slightly higher credit risks, totaled $6.9 million at September 30, 2001, $285,000 of which were purchased loans. Such loans involve greater underwriting and default risk than conforming real estate loans. The increased risk is somewhat mitigated by charging a higher interest rate than on conforming loans, by following stringent loan collection procedures and by adhering to regulatory limitations on the total of such loans and regulatory reporting requirements to the Board of Directors. Such loans are also specifically identified and addressed in management's ongoing review of the allowance for loan losses, and a larger percentage of the allowance is allocated to nonconforming loans than to conforming real estate loans. One such loan totaling $18,000 was nonperforming at September 30, 2001.

Total deposits decreased $2.8 million during 2001, to $115.0 million at September 30, 2001. Outflows occurred primarily in certificates of deposit. The Asset and Liability Management Committee continues to focus on strategies for reduced interest rate risk and responsible deposit management. Such strategies include setting competitive rates on selected certificates of deposit with maturity dates exceeding one year and utilizing tiered interest rates based on the amount on deposit.

FHLB advances totaled $17.5 million at September 30, 2001, compared to $19.5 million at December 31, 2000. Advances were used primarily to meet liquidity needs during 2001. Advance repayments totaled $3.6 million during 2001.

Shareholders' equity increased $927,000 during 2001 due primarily to net income of $915,000 and a $316,000 positive change in the unrealized gain/loss on securities available for sale, offset by the payment of $349,000, or $.35 per share, in dividends.

LIQUIDITY AND CAPITAL RESOURCES

Normal, recurring sources of funds are primarily customer deposits, securities available for sale, maturities, loan repayments and other funds provided by operations. Potters Bank has the ability to borrow from the FHLB when needed as a secondary source of liquidity.

The most significant components of cash flows from investing activities during the first nine months of 2001 were net loan payments of $13.8 million and securities calls and repayments of $11.8 million, offset by $12.5 million in securities purchases. Significant investing activities during the first nine months of 2000 were loan purchases of $7.9 million and net loan originations of $4.1 million, offset by securities repayments of $3.3 million.

Financing activities during 2001 included deposit outflows of $2.8 million and proceeds from FHLB advances of $1.6 million, offset by repayments of $3.6 million. Deposit inflows of $8.8 million occurred during the first nine months of 2000, while other financing activities included net FHLB advance repayments of $1.8 million and the purchase of 28,850 shares for $281,000.

Potters Bank's average regulatory liquidity ratio for September 2001 was 16.66%. At September 30, 2001, Potters Bank had commitments to originate loans of $2.6 million and unused lines and letters of credit totaling $6.4 million.

The following table details the minimum capital requirements set forth by regulation for all federally insured savings institutions and Potters Bank's capital levels as of September 30, 2001 (dollars in thousands):

                                Tangible                  Core                 Risk-based
                                Capital                 Capital                  Capital
                          ------------------      ------------------      ------------------
                           Amount        %        Amount         %        Amount         %
                           ------       ---       ------        ---       ------        ---
Regulatory capital -
  computed                $12,574       8.56%     $12,574       8.56%     $13,723      15.04%
Minimum capital
  requirement               2,204       1.50        5,878       4.00*       7,300       8.00
                          -------      -----      -------      -----      -------      -----
Regulatory capital -
  excess                  $10,370       7.06%     $ 6,696       4.56%     $ 6,423       7.04%
                          =======      =====      =======      =====      =======      =====

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


     Exhibit 2    Agreement and Plan of Merger                   Incorporated by reference to the
                                                                 Form 8-K filed with the Securities
                                                                 and Exchange Commission (the
                                                                 "SEC") on September 6, 2001.

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

     Exhibit 99   Safe Harbor Under the Private                  Included herewith.
                  Securities Litigation Reform Act of 1995


         B.  Reports on Form 8-K.

         On September 6, 2001, Potters Financial Corporation filed a Form 8-K reporting that it had entered into a definitive agreement to be acquired by United Community Financial Corp.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              POTTERS FINANCIAL CORPORATION

Date:  November 7, 2001       By: /s/  Edward L. Baumgardner
                                     -----------------------------------------
                                       Edward L. Baumgardner
                                       Duly Authorized Representative,
                                       President and Chief Executive Officer

                              By: /s/  Anne S. Myers
                                    ------------------------------------------
                                       Anne S. Myers
                                       Principal Financial Officer and
                                       Principal Accounting Officer