Form 10KSB40
period 2001-12-31
POTTERS FINANCIAL CORP
filed 2002-03-27
CIK 1010476

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
    [ X ]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001
                          -----------------

    [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-27980
                                                 -------

                          POTTERS FINANCIAL CORPORATION
                          -----------------------------
                 (Name of small business issuer in its charter)

                 OHIO                                    34-1817924
     ---------------------------              ---------------------------------
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
Yes  X   No     .
   -----   -----

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

           The issuer's revenues for the fiscal year ended December 31, 2001, totaled $11,352,000.

           Based upon information regarding the last sales price provided by The Nasdaq Stock Market, the aggregate market value of the voting stock held by non-affiliates of the Registrant on March 11, 2002, was $16,229,039.

                      As of March 11, 2002, 998,614 of the
               issuer's common shares were issued and outstanding.

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

On September 6, 2001, an Agreement and Plan of Merger was executed among Potters Financial Corporation ("PFC"), Potters Bank, United Community Financial Corp. and The Home Savings and Loan Company of Youngstown, Ohio. Under the terms of the Agreement and Plan of Merger, United Community agreed to pay $22.00 per share in cash to PFC shareholders. At a special meeting of shareholders held on January 24, 2002, the shareholders of PFC approved the transaction. Regulatory approval has been received, and the parties are preparing to close the transaction on April 1, 2001, although no assurance can be provided that the closing will, in fact, occur or when it will occur. Upon the closing, a subsidiary of Home Savings will merge into PFC, and PFC will dissolve into Home Savings. Potters Bank will then merge into Home Savings, and Potters Bank branches will become branches of Home Savings.

PFC is a unitary savings and loan holding company, incorporated on August 30, 1995 under the laws of the State of Ohio. Potters Bank is a state-chartered savings bank also incorporated under Ohio law. Potters Bank provides financial products and services through its three offices in and near East Liverpool, Ohio, a full-service banking facility in Beaver, Pennsylvania and a loan production office in Boardman, Ohio. Potters Bank was incorporated in 1889 as The Potters Savings and Loan Company but changed its name in August 1998 to Potters Bank. Both entities are headquartered at 519 Broadway in East Liverpool, Ohio.

PFC's activities have been limited primarily to holding the common shares of Potters Bank. Consequently, the following discussion focuses primarily on the business of Potters Bank.

As a unitary savings and loan holding company, PFC is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a savings bank, Potters Bank is regulated, supervised and examined by the Federal Deposit Insurance Corporation (the "FDIC") and the Ohio Division of Financial Institutions of the Ohio Department of Commerce (the "Division"). Deposits are insured by the FDIC up to applicable limits. Potters Bank is also a member of the Federal Home Loan Bank ("FHLB") of Cincinnati.

Primary lending products are residential and commercial real estate loans, home equity lines of credit, and commercial and consumer loans. Substantially all loans are secured by specific collateral. In addition to loans, funds are invested in securities, a portfolio of which is maintained for liquidity management purposes. Lending activities are primarily funded through deposits. Primary deposit products include a variety of checking, savings and certificate of deposit accounts. See "Lending Activities". At December 31, 2001, Potters Bank employed a total of 62 individuals and had 47 full-time employees.

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

MARKET AREA

Headquartered in East Liverpool, Ohio, Potters Bank conducts business through three branch offices located in and near East Liverpool, a full-service banking facility in Beaver, Pennsylvania and a loan production office in Boardman, Ohio. The primary market area consists of the City of East Liverpool, Ohio and includes portions of Columbiana and Jefferson Counties in northeastern Ohio, northern Hancock County in West Virginia and Beaver and northern Allegheny County in Pennsylvania. The Boardman loan production office focuses on originating loans in Mahoning and Trumbull Counties in northeastern Ohio and the Beaver office focuses on Beaver and Allegheny Counties in Pennsylvania. Potters Bank opened its Beaver office in July 2001.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth certain information concerning the financial condition, earnings and other data at the dates and for the periods indicated:

                                                               At December 31,
                                      ---------------------------------------------------------------
                                          2001          2000         1999         1998         1997
                                      -----------  -----------  -----------  -----------  -----------
                                                           (Dollars in thousands)
SELECTED FINANCIAL CONDITION
DATA:

Total amount of:
   Assets                             $   146,610  $   151,435  $   143,736  $   134,474  $   122,637
   Cash and cash equivalents                6,951        4,820        7,280       11,867        3,816
   Securities available for sale           17,849       21,177       22,751       23,714        5,474
   Securities held to maturity (1)          1,362        1,274        1,184          991       28,017
   Loans receivable, net                  115,500      119,903      108,360       94,911       82,093
   Deposits                               114,651      117,792      110,335      104,644      100,094
   Federal Home Loan Bank
    advances                               17,500       19,500       21,300       17,247        9,993
   Shareholders' equity,
    substantially restricted               13,277       12,333       11,020       11,157       11,006

-------------

(1)  Securities held to maturity include investment in stock in the FHLB.

                                                         Years ended December 31,
                                      -------------------------------------------------------------
                                        2001         2000          1999         1998         1997
                                      ---------    ---------    ---------    ---------    ---------
                                                          (Dollars in thousands)
SUMMARY OF OPERATIONS:

Interest income                       $  10,691    $  11,341    $  10,147    $   9,262    $   8,558
Interest expense                          5,848        6,340        5,241        5,032        4,671
                                      ---------    ---------    ---------    ---------    ---------
Net interest income                       4,843        5,001        4,906        4,230        3,887
Provision for loan losses                    60           --          (75)          --         (485)
                                      ---------    ---------    ---------    ---------    ---------
Net interest income after
 provision for loan losses                4,783        5,001        4,981        4,230        4,372
Noninterest income:
 Gain on sales of loans,
  securities and other assets                73           17           43          167           33
 Other noninterest income                   588          595          502          409          348
                                      ---------    ---------    ---------    ---------    ---------
Total noninterest income                    661          612          545          576          381
Total noninterest expense                 3,688        3,581        3,460        3,098        2,927
                                      ---------    ---------    ---------    ---------    ---------
Income before income tax                  1,756        2,032        2,066        1,708        1,826
Income tax expense                          518          585          720          596          629
                                      ---------    ---------    ---------    ---------    ---------

Net income                            $   1,238    $   1,447    $   1,346    $   1,112    $   1,197
                                      =========    =========    =========    =========    =========

Earnings per share:
  Basic                               $    1.25    $    1.46    $    1.32    $    1.03    $    1.08
                                      =========    =========    =========    =========    =========

  Diluted                             $    1.20    $    1.43    $    1.29    $     .99    $    1.05
                                      =========    =========    =========    =========    =========

SELECTED FINANCIAL RATIOS
 AND OTHER DATA:

                                                  At or for the year ended December 31,
                                      -------------------------------------------------------------
                                        2001         2000          1999         1998         1997
                                      ---------    ---------    ---------    ---------    ---------
Performance ratios:
 Return on assets
  (ratio of net income
   to average total assets)              0.83%        0.96%         0.97%        0.87%        1.00%

Interest rate spread
 information:
 Average during period                   3.31         3.30          3.56         3.28         3.19
 End of period                           3.93         3.77          3.92         3.64         3.37

Net interest margin (ratio of
 net interest income to average
 interest-earning assets)                3.50         3.50          3.73         3.49         3.43

Ratio of operating expense
 to average total assets                 2.47         2.39          2.49         2.43         2.45

Return on equity
 (ratio of net income
 to average equity)                      9.21        12.10         11.85         9.58        10.72

Dividend payout ratio (ratio of
 dividends declared per share to
 net income per share)                  37.91        26.90         23.56        20.14        14.23

Asset quality ratios:
 Nonperforming assets
  to total assets at end
  of period                              0.78         0.72          0.22         0.17          0.17

Allowance for loan losses
 to nonperforming loans                193.54       233.53        644.62       987.05      1,035.27

Allowance for loan losses
 to total loans                          1.48         1.61          1.85         2.28          2.54

Capital ratios:
 Shareholders' equity to total
  assets at end of period                9.06         8.14          7.67         8.30          8.97

Average shareholders' equity
 to average assets                       9.00         7.97          8.17         9.10          9.34

Ratio of average interest-
 earning assets to average
 interest-bearing liabilities          104.60%      104.04%       104.07%      105.13%       105.60%

Number of full-service offices           4            3             3            3            3

LENDING ACTIVITIES

GENERAL. Potters Bank concentrates on the origination and purchase of conventional real estate loans secured by one-to-four family homes. Loans to individuals to finance the construction of their primary residence and real estate loans on multifamily properties containing five units or more are also offered. In addition, Potters Bank makes loans secured by nonresidential real estate, commercial loans and a limited amount of acquisition and development and commercial construction loans.

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

In order to maintain planned loan growth, loans have been purchased over the last three years to supplement local loan originations. At December 31, 2001, the loan portfolio included approximately $16.4 million, or 14.0% of total loans, of one-to-four family real estate loans purchased. Of such purchased loans, $8.2 million were secured by properties located in northwestern Ohio, $1.7 million were secured by properties in southwestern Ohio and $2.7 million were secured by properties located in Hilton Head, South Carolina. As of December 31, 2001, multifamily and nonresidential real estate loan purchases totaling $2.0 million were secured by properties located in southwest Ohio, $4.6 million in northwest Ohio, $8.8 million locally. The loan portfolio also contains a number of loans purchased from a bank in Indiana, including $3.7 million in one-to-four family real estate loans, $4.6 million of first mortgage home equity loans and $2.9 million of second mortgage loans from various parts of the country.

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

LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of the loan portfolio at the dates indicated:

                                                              At December 31,
                                            ------------------------------------------------
                                                     2001                       2000
                                                     ----                       ----
                                                           Percent                   Percent
                                                          of total                  of total
                                              Amount        loans       Amount        loans
                                              ------        -----       ------        -----
Type of loan and security:                                (Dollars in thousands)
Secured by real estate (1):
  One-to-four family residences            $   65,649       55.57%    $   78,463      63.17%
  Loans held for sale                             464         .39             96        .08
  Multifamily residential (over 4 units)        3,599        3.05          2,839       2.28
  Nonresidential property                      29,786       25.21         19,572      15.76
                                           ----------     -------     ----------    -------
Total real estate loans                        99,498       84.22        100,970      81.29
Consumer and other loans:
  Home equity loans                            11,365        9.62         13,282      10.69
  Purchased second mortgage loans               2,945        2.49          4,631       3.73
  Consumer loans and lines of credit            1,333        1.13          1,920       1.55
  Commercial business                           1,537        1.30          1,555       1.25
  Other                                         1,466        1.24          1,854       1.49
                                           ----------     -------     ----------    -------
Total consumer and other loans                 18,646       15.78         23,242      18.71
                                           ----------     -------     ----------    -------
Total loans                                   118,144      100.00%       124,212     100.00%
                                                          =======                   =======
Less:
  Loans in process                             (1,364)                    (2,909)
  Premiums on purchased loans
    and net deferred loan (fees) costs            458                        564
  Allowance for loan losses                    (1,738)                    (1,964)
                                           ----------                 ----------
Total loans receivable, net                $  115,500                 $  119,903
                                           ==========                 ==========


-------------
(1) Includes construction loans secured by various types of real estate. The amount of construction loans is not material.

LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 2001 regarding the net dollar amount of loans maturing in the portfolio, based on contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                           Real Estate                                Consumer and Other            Total
                  --------------------------------------------------------------     --------------------     ------------------
                One-to-four family (1)     Nonresidential         Multifamily
                ----------------------     --------------         -----------
                            Weighted                Weighted            Weighted                 Weighted              Weighted
                             Average                Average              Average                  Average               Average
                   Amount     Rate      Amount        Rate      Amount    Rate       Amount         Rate      Amount      Rate
                   ------     ----      ------        ----      ------    ----       ------         ----      ------      ----
                                                             (Dollars in thousands)
Due during
years ending
December 31,
------------

2002              $   886     8.27%    $ 2,481        7.88%                          $ 5,885        7.61%    $   9,252     7.92%
2003 through
  2006              1,113     8.34         608        6.93      $    11    9.38        2,348       10.45         4,080    11.04
2007 and
  following        64,114     7.84      26,697        7.98        3,588    7.70       10,413        9.26       104,812     7.99
                  -------              -------                  -------              -------                   -------

                  $66,113              $29,786                  $ 3,599              $18,646                 $ 118,144
                  =======              =======                  =======              =======                 =========


----------------------
(1) Includes Construction Loans and Loans Held for Sale

The total amount of loans due after December 31, 2002 which have predetermined interest rates is $47.2 million, while the total amount of loans due after such date which have floating or adjustable rates is $61.7 million.

         The next table sets forth the composition of the loan portfolio by type of security and by predetermined interest rates and floating or adjustable interest rates at the dates indicated:

                                                                 At December 31,
                                            ------------------------------------------------------
                                                        2001                        2000
                                            -------------------------    -------------------------
                                                Amount       Percent         Amount       Percent
                                                ------       -------         ------       -------
Fixed-rate loans:                                            (Dollars in thousands)
  Real estate (1):
    One-to-four family                      $    36,199       30.64%     $    34,556       27.82%
    Multifamily (over 4 units)                    2,047        1.73            1,452        1.17
    Nonresidential                                4,222        3.58            3,486        2.81
                                            -----------      ------      -----------     -------
      Total real estate loans                    42,468       35.95           39,494       31.80
  Consumer and other loans                        9,916        8.39           14,168       11.40
                                            -----------      ------      -----------     -------

      Total fixed-rate loans                     52,384       44.34           53,662       43.20

Adjustable-rate loans:
  Real estate (1):
     One-to-four family                          29,912       25.32           44,003       35.42
     Multifamily (over 4 units)                   1,553        1.31            1,387        1.12
     Nonresidential                              25,565       21.64           16,086       12.95
                                            -----------      ------      -----------     -------
       Total real estate loans                   57,030       48.27           61,476       49.49
  Consumer and other loans                        8,730        7.39            9,074        7.31
                                            -----------      ------      -----------     -------

       Total adjustable-rate loans               65,760       55.66           70,550       56.80
                                            -----------      ------      -----------     -------
       Total loans receivable                   118,144      100.00%         124,212      100.00%
                                                             ======                       ======

Less:
  Loans in process                               (1,364)                      (2,909)
  Premiums on purchased loans
    and net deferred loan (fees) costs              458                          564
  Allowance for loan losses                      (1,738)                      (1,964)
                                            ------------                 -----------

       Total loans receivable, net          $   115,500                  $   119,903
                                            ===========                  ===========


-----------------------
(1) Includes construction loans secured by various types of real estate. The amount of construction loans is not material.

LOANS SECURED BY ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE. Potters Bank concentrates on the origination of permanent conventional real estate loans secured by one-to-four family residences, primarily single-family residences, located within the primary market area and the purchase of real estate loans, primarily adjustable-rate mortgages ("ARMs"). Loans are also originated to individuals to finance the construction of their primary residences. Each loan is secured by a mortgage on the underlying real estate and improvements thereon, if any. At December 31, 2001, the one-to-four family residential real estate loan portfolio was approximately $66.1 million, or 56.0% of total gross loans.

Fixed-rate loans on one-to-four family residences are made up to 97% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). The principal amount of any loan which exceeds an 85% LTV at the time of origination is usually covered by private mortgage insurance at the expense of the borrower.

As of December 31, 2001, approximately 54.8% of loans secured by one-to-four family residences had interest accruing at a fixed rate. Fixed-rate loans are offered for terms of up to 30 years. The majority of 30-year fixed-rate loans are sold servicing released in the secondary mortgage market. Recently, Potters

Bank received approval to sell such loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), which will enable the retention of the servicing on the loans.

ARMs are offered for terms of up to 30 years. One-year, three-year and five-year ARMs are originated, with interest rate adjustments tied to U.S. Treasury issues adjusted to constant maturities. For a limited time during 1996, a seven-year ARM product was offered. Interest rate adjustments on pre-1995 real estate loans are tied to an index of the FHLB. The maximum allowable adjustment at each repricing date is from 1.5% to 2.0% for ARMs, with a maximum adjustment on all products of 6% over the term of the loan. The initial interest rate quoted on ARMs is often lower than the fully-indexed rate to make adjustable-rate products more appealing to customers. The initial rate on three-year and five-year ARMs is typically higher than the initial rate on a one-year ARM to compensate for the increased interest rate sensitivity. At December 31, 2001, $29.9 million, or 45.3%, of one-to-four family real estate loans had adjustable rates.

Potters Bank offers two nonconforming real estate loan programs, with a maximum LTV of 89%. Potters Bank charges a slightly higher interest rate on single family residential mortgage loans to persons who are considered slightly higher credit risks. Such loans involve greater underwriting and default risk than conforming real estate loans. The increased risk is somewhat mitigated by charging a higher interest rate than on conforming loans, by following stringent loan collection procedures, and by adhering to regulatory limitations on the total of such loans and regulatory reporting requirements to the Board of Directors. Such loans are also specifically identified and addressed in management's ongoing review of the allowance for loan losses, and a larger percentage of the allowance is allocated to the nonconforming products than to conforming real estate loans. At December 31, 2001, such nonconforming real estate loans totaled $6.2 million, of which no loans were 90 or more days delinquent.

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

At December 31, 2001, loans secured by multifamily properties totaled approximately $3.6 million, or 3.1% of total loans. Of such loans, none were delinquent at December 31, 2001.

LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. At December 31, 2001, approximately $29.8 million, or 25.2% of total loans, were secured by nonresidential real estate properties. The majority of such loans have adjustable rates tied to the Prime Rate with terms of up to 25 years. A portion of such loans have balloon payments at the end of the loan term with payments amortized over a maximum term of 25 years. Among the properties securing nonresidential real estate loans are office buildings, retail centers, restaurants, warehouses, residential development and special purpose properties.

Although loans secured by nonresidential real estate typically have higher interest rates and shorter terms to maturity than one-to-four family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Endeavors to reduce such risk include evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the borrower, the quality and characteristics of the income stream generated by the property, personal guarantees of the principals and appraisals supporting the property's valuation. At December 31, 2001, one nonresidential loan totaling $80,000 was 90 or more days delinquent or considered impaired. See "Delinquent Loans, Nonperforming Assets and Classified Assets."

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

At December 31, 2001, Potters Bank had approximately $18.6 million, or 15.8% of total loans, invested in consumer loans.

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

Consumer loans, particularly consumer loans that are unsecured or are secured by assets such as automobiles or mobile homes, which depreciate at a faster rate than real estate, may entail greater risk than do residential real estate loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Of such loans, no locally originated consumer loans were over 90 days delinquent, but $238,000 of purchased consumer loans were 90 or more days delinquent at December 31, 2001.

COMMERCIAL LOANS. At December 31, 2001, the loan portfolio included approximately $1.5 million in commercial loans and lines of credit. All such loans have been made to businesses in the market area. The maximum amount of principal committed to be advanced under such loans was $300,000 at

December 31, 2001. The loans are secured by equipment, receivables or vehicles and are indexed to the Prime Rate.

Commercial loans have a higher degree of risk because the primary source of repayment is the collateral pledged to secure such loans, if any, and the borrower's income. The collateral pledged to secure such loans, if any, is typically non-real estate collateral for which there may be no established market. Attempts to limit the risk of loss on commercial loans involve evaluating the financial condition of the business and its principals, valuing the collateral, requiring personal guarantees and limiting the aggregate dollar amount of such loans to any one borrower. Of such loans, none were delinquent at December 31, 2001.

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

LOANS TO ONE BORROWER. Under current regulations, the aggregate amount of loans that can be made to any one borrower (including related entities), with certain exceptions, is limited in general to 15% of unimpaired capital and unimpaired surplus. Based on such limits, Potters Bank could lend $2.2 million to any one borrower at December 31, 2001. No outstanding loans were in excess of such limits at December 31, 2001.

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

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," require recognition of loan impairment. No loans were impaired at December 31, 2001 or 2000. See Notes 1 and 3 to the Consolidated Financial Statements in Item 7. Financial Statements for information on impaired loans.

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

For the year ended December 31, 2001, gross interest income that would have been recorded had the nonaccruing and restructured loans been current in accordance with their original terms amounts to $90,000. The amount that was included in interest income on such loans was $29,000 for the year ended December 31, 2001. Other loans that are performing, but where known information causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms totaled $308,000.

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

The following table sets forth an analysis of the allowance for losses on loans for the periods indicated:

                                                                2001              2000
                                                                ----              ----
                                                                (Dollars in thousands)
Balance at beginning of period                                $   1,964         $  2,037
Loans charged-off:
  Residential real estate loans                                    (116)             (39)
  Nonresidential real estate loans
  Consumer and other loans                                         (196)             (74)
                                                              ---------         --------
Total charge-offs                                                  (312)            (113)
Recoveries:
  Residential real estate loans                                      13                5
  Nonresidential real estate loans
  Consumer and other loans                                           13               35
                                                              ---------         --------
Total recoveries                                                     26               40
                                                              ---------         --------
Net charge-offs                                                    (286)             (73)
Provision for loan losses                                            60
                                                              ---------         --------
Balance at end of period                                      $   1,738         $  1,964
                                                              =========         ========

Ratio of net charge-offs
  to average loans                                                 0.26%            0.10%

The following table sets forth the allocation of the allowance for loan losses at the dates indicated:

                                                    2001                      2000
                                                    ----                      ----
                                                       Percent of                Percent of
                                                      loans in each             loans in each
                                                       category to               category to
                                             Amount    total loans      Amount   total loans
                                             ------    -----------      ------   -----------
                                                          (Dollars in thousands)
One-to-four family real estate loans        $     390     55.96%       $     474    63.24%
Multifamily and nonresidential
 real estate loans                                656     28.26              475    15.76
Consumer and other loans                          416     15.78              739    21.00
Unallocated                                       276                        276
                                            ---------    ------        ---------   ------

Total                                       $   1,738    100.00%       $   1,964   100.00%
                                            =========    ======        =========   ======

The allowance for loan losses at December 31, 2001 represented 193.54% of nonperforming loans. Because the loan loss allowance is based on estimates, it is monitored monthly and adjusted as necessary to provide an adequate allowance.

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

At December 31, 2001, mortgage-backed securities totaled approximately $8.5 million. All mortgage-backed securities at December 31, 2001 and 2000 were designated as available for sale. In accordance with

SFAS No. 115, available-for-sale mortgage-backed securities are carried on the balance sheet at fair market value.

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

At December 31, 2001, $4.5 million, or 53.8%, of Potters Bank's mortgage-backed securities had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management" in Item 6. Management's Discussion and Analysis or Plan of Operation. The following table sets forth certain information regarding mortgage-backed securities at the dates indicated:

                                                  At December 31,
                                                  ---------------
                                              2001                      2000
                                              ----                      ----
                                                 Estimated                 Estimated
                                    Amortized      Fair       Amortized      Fair
                                      Cost         Value         Cost        Value
                                      ----         -----         ----        -----
                                                 (Dollars in thousands)

Mortgage-backed securities          $  8,363     $   8,463    $   9,176    $   9,123
                                    ========      ========    =========    =========

The combined estimated fair value of mortgage-backed securities designated as available for sale at December 31, 2001, by contractual terms to maturity are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties.

                                                             At December 31, 2001
                                                             --------------------
                                                          Estimated         Weighted
                                                            Fair             Average
                                                            Value             Yield
                                                            -----             -----
                                                            (Dollars in thousands)
Due after one year through three years                    $    131             5.50%
Due after three years through five years                         7            10.00
Due after five years through ten years                       1,291             6.23
Due after ten years                                          7,034             6.44
                                                          --------         --------
Total                                                     $  8,463             6.39%
                                                          ========         ========


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

No security or group of securities, with the exception of securities issued by the U.S. government or its agencies, exceeded 10% of Potters Bank's equity at December 31, 2001.

The following table sets forth the composition of the investment portfolio at the dates indicated:

                                                              At December 31,
                                            -------------------------------------------------
                                                   2001                         2000
                                                   ----                         ----
                                                          Estimated                 Estimated
                                            Amortized       Fair       Amortized      Fair
                                               Cost         Value        Cost         Value
                                               ----         -----        ----         -----
                                                          (Dollars in thousands)
Securities available for sale:
         U.S. Treasury and U.S.
           Government agencies              $   5,322     $  5,334     $   9,496    $   9,395
         States and municipalities              3,830        3,835         2,282        2,377
         Other                                    184          186           259          260
                                            ---------     --------     ---------    ---------
         Total debt securities                  9,336        9,355        12,037       12,032
         Equity securities                         22           31            22           22
                                            ---------     --------     ---------    ---------
                                            $   9,358     $  9,386     $  12,059    $  12,054
                                            =========     ========     =========    =========

The maturities of debt securities are indicated in the following table:

                                                            At December 31, 2001
                                      ------------------------------------------------------------------
                                                                                   Total debt securities
                                                                                           Estimated
                                                  1 to 5     5 to 10     Over               Fair
                                                   years      years    10 years             Value
                                                   -----      -----    --------             -----
                                                            (Dollars in thousands)

Securities available for sale (1):
U.S. Treasury and U.S
  Government agencies                            $   3,544             $   1,790          $  5,334
States and municipalities                              405  $   1,502      1,928             3,835
Other                                                                        186               186
                                                 ---------  ---------  ---------          --------

                                                 $   3,949  $   1,502  $   3,904          $  9,355
                                                 =========  =========  =========          ========

Weighted average yield (2)                            5.55%      7.51%      7.29%             6.60%


(1) Amounts reflected for maturities of securities available for sale are based on the estimated fair value while the yield is based on amortized cost.
(2)Since investments in nontaxable obligations are minimal, yields are not stated on a taxable equivalent basis.

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

DEPOSITS. Deposits are attracted principally from within the primary market area through the offering of a broad selection of deposit instruments, including NOW and demand accounts, money market deposit accounts, regular passbook savings accounts, statement savings accounts, a statement savings account indexed to the 90-day U.S. Treasury bill, holiday club accounts, term certificate accounts and Individual Retirement Accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management and are based on liquidity requirements, growth goals and local and national interest rates. No brokered deposits existed at December 31, 2001. The amount of deposits from outside the primary market area is not significant.

At December 31, 2001, certificates of deposit totaled $53.7 million, or 46.9% of total deposits. Of such amount, approximately $38.1 million in certificates of deposit mature within one year. Based on past experience and pricing strategies used, management believes that a substantial percentage of such certificates will renew at maturity. If there is a significant deviation from historical experience, borrowings from the FHLB can be used as an alternative to this source of funds.

The following table sets forth average deposits in the various types of deposit programs offered at the dates indicated:

                                                               At December 31,
                                            -------------------------------------------------
                                                     2001                   2000
                                                     ----                  -----
                                                           Percent                   Percent
                                              Average     of average    Average     of average
                                              Balance     deposits      Balance     deposits
                                            ---------     --------      -------     --------
                                                          (Dollars in thousands)
Transaction accounts:
  Demand, NOW, and Super NOW
    accounts (1)                             $ 16,572         14.2%     $ 16,343        13.8%
  Savings and club accounts (2)                40,016         34.2        40,508        34.3
  Money market deposit
    accounts (3)                                1,224          1.1         1,272         1.3
                                             --------        -----      --------       -----
  Total transaction accounts                   57,812         49.5        58,123        49.4
Certificates of deposit (4)                    59,054         50.5        59,669        50.6
                                             --------        -----      --------       -----

Total deposits                               $116,866        100.0%     $117,792       100.0%
                                             ========        =====      ========       =====

---------------

(1) The weighted average interest rate paid on demand, NOW and Super NOW accounts fluctuates with the general movement of interest rates. At December 31, 2001, the weighted average rate on such accounts was 1.09%.

(2) The weighted average rate on savings and club accounts, including Treasury index savings accounts, was 2.32% at December 31, 2001.

(3) The weighted average interest paid on money market accounts fluctuates with the general movement of interest rates. At December 31, 2001, the weighted average rate on such accounts was 2.10%.

(4) The weighted average rate on certificates of deposit at December 31, 2001 was 5.19%.

See Item 6. Management's Discussion and Analysis or Plan of Operation for information relating to the average balance and the average rates paid on various deposit products for the past three years.

The following table presents the amount of certificates of deposit of $100,000 or more and other certificates of deposit by the time remaining until maturity as of December 31, 2001:

                                                              Maturity
                                    -------------------------------------------------------------
                                    3 months     Over 3 to    Over 6 to     Over 12
                                     or less     6 months     12 months      months       Total
                                    --------     ---------    ---------    ---------    ---------
                                                       (Dollars in thousands)

Certificates of deposit
  less than $100,000                $  8,332     $   8,622    $  10,784    $  14,014    $  41,752
Certificates of deposit
  $100,000 or more                     3,521         2,014        2,373        1,606        9,514
Public funds (1)                       2,318           141            8                     2,467
                                    --------     ---------    ---------    ---------    ---------

Total certificates of deposit       $ 14,171     $  10,777    $  13,165    $  15,620    $  53,733
                                    ========     =========    =========    =========    =========


-----------------------

(1)  Includes deposits from governmental and other public entities.

BORROWINGS. The FHLB System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan System." As a member in good standing of the FHLB of Cincinnati, Potters Bank is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "REGULATION - Holding Company Regulation". If an association meets the QTL Test, it will be eligible for 100% of the advances possible for the association. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At December 31, 2001, Potters Bank was in compliance with the QTL Test. During 2001, a total of $1.6 million was received in FHLB advances and $3.6 million was repaid. At December 31, 2001, FHLB advances totaled $17.5 million. During 2001, FHLB advances were used primarily in managing liquidity.

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

                                   REGULATION
                                   ----------

GENERAL

As of January 3, 2000, Potters Bank converted from an Ohio-chartered savings and loan association to an Ohio-chartered state savings bank. As a state chartered savings bank that is not a member of the Federal Reserve System, Potters Bank is subject to regulation by the Division and the FDIC. In connection within that conversion, PFC elected to continue to be regulated as a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended. PFC is, therefore, subject to regulation, examination and supervision by the OTS.

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

OHIO REGULATION OF POTTERS BANK

Both as a savings and loan association incorporated under Ohio law and as an Ohio savings bank, Potters Bank has been and continues to be subject to regulation, examination and oversight by the Division. Such regulation affects Potters Bank's savings, lending and investment activities. Ohio law requires that Potters Bank maintain at least 60% of its assets in housing-related and other specified investments. At December 31, 2001, Potters Bank had more than 60% of its assets in such investments. The ability of Ohio savings banks to engage in certain state-authorized investments is subject to oversight and approval by the FDIC.

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

LIQUIDITY. The FDIC requires that Potters Bank maintain an amount of liquid assets that will insure the safety and soundness of Potters Bank. The eligible liquidity of Potters Bank for December 2001, was approximately $12.4 million, or 10.78%.

REGULATORY CAPITAL REQUIREMENTS. Under FDIC regulation, Potters Bank is required by applicable law and regulations to meet certain minimum capital requirements, which include a leverage, or core, capital requirement and a risk-based capital requirement.

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

The following table presents the minimum capital requirements for Non-member Banks and Potters Bank's capital levels at December 31, 2001:

                                                    Amount               %
                                                    ------               -

         Tier 1 capital (1)                        $  12,766            8.7%
         Leverage capital requirement                  7,331            5.0 (2)
                                                   ---------            ----
         Excess                                    $   5,435            3.7%
                                                   =========            ===

         Total capital (1)                         $  13,989           14.4%
         Risk-based capital requirement                7,784            8.0
                                                   ---------            ---
         Excess                                    $   6,205            6.4%
                                                   =========            ===


----------------------

         (1) Tier 1 capital and risk-based capital reflect capital computed in accordance with generally accepted accounting principles. Risk-based capital includes a $1.2 million general loan loss allowance.
         (2) Non-member Banks that meet certain requirements may be permitted to maintain a leverage ratio of less than 5%.

The FDIC also has a market risk component to the capital requirements of Non-member Banks. Such component would require additional capital for general or specific market risk or trading portfolios of debt and equity securities and other investments or assets. The policy applies to an institution with less than $5 billion in assets only if its trading portfolio constitutes at least 10% of the institution's assets. PFC has no trading portfolio. The FDIC may also require additional capital to address interest-rate risk, concentrations of credit and non-traditional activities on a case-by-case basis.

The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled Non-member Banks. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. In addition, the FDIC generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be in an unsafe and unsound condition or because it has not corrected deficiencies noted in the most recent examination. Potters Bank's capital levels at December 31, 2001, meet the standards for the highest level, a "well-capitalized" institution.

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

The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition, because it is a subsidiary of a savings and loan holding company, Potters Bank may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate, except shares of a subsidiary. Potters Bank was in compliance with these requirements and restrictions at December 31, 2001.

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

OHIO LAW. A statutory limitation on the acquisition of control of an Ohio savings bank requires the written approval of the Division prior to the acquisition by any person or entity of a controlling interest in an Ohio association. Control exists, for purposes of this law, when any person or entity which, either directly or indirectly, or acting in concert with one or more other persons or entities, owns, controls, holds with power to vote, or holds proxies representing, more than 25% of the voting shares or rights of an association, or controls in any manner the election or appointment of a majority of the directors. A director will not be deemed to be in control by virtue of an annual solicitation of proxies voted as directed by a majority of the board of directors. Ohio corporate law also requires that certain acquisitions of voting securities that would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of PFC must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting, excluding the voting shares held by the acquiring shareholder. This statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

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

In order for PFC to retain its status as a savings and loan holding company, Potters Bank must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires Potters Bank to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTI's are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by an FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If Potters Bank fails to meet either one of the QTL tests, Potters Bank and PFC become subject to certain operating and regulatory restrictions and the savings bank will not be eligible for new FHLB advances. At December 31, 2001, Potters Bank qualified as a QTL.

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

FEDERAL RESERVE BANK RESERVE REQUIREMENTS. FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $41.3 million, subject to an exemption of up to $5.7 million, and to maintain reserves of 10% of net transaction accounts in excess of $41.3 million. These percentages are subject to revision by the FRB. At December 31, 2001, Potters Bank was in compliance with the FRB's reserve requirement.

FEDERAL HOME LOAN BANK RESERVE REQUIREMENT. As a member of the FHLB, Potters Bank is required to maintain a certain amount of capital stock of the FHLB. Potters Bank is in compliance with this reserve requirement with an investment in FHLB of Cincinnati stock having a book value of $1.4 million at December 31, 2001.

Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in certain collateral.

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

Potters Bank's average gross receipts for the three tax years ending on December 31, 2001, were approximately $11,332,000. As a result, neither Potters Bank nor PFC qualifies as a small corporation exempt from the alternative minimum tax.

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

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Small Business Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Potters Bank to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Potters Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2001, pre-1988 reserves for tax purposes totaled approximately $2.5 million. Approximately $843,000 of accumulated earnings and profits for tax purposes remained as of December 31, 2001, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Potters Bank will have current or accumulated earnings and profits in subsequent years.

Tax returns have been audited or closed without audit through fiscal year 1999. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on financial condition.

OHIO TAXATION

PFC is subject to the Ohio corporation franchise tax, which, as applied to PFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000, or (ii) 0.4% of taxable net worth.

A special litter tax is also applicable to all corporations, including PFC, subject to the Ohio corporation franchise tax other than "financial institutions". If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and ..22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% of taxable net worth.

PFC may elect to be a "qualifying holding company" and as such be exempt from the net worth tax. A corporation franchise tax based solely on net earnings would still apply. To be exempt, PFC must satisfy all the requirements of the applicable statute, including making related member adjustments that could affect the taxable net worth of PFC's subsidiary, Potters Bank.

Potters Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," imposed annually at a rate of 1.3% of apportioned book net worth determined in accordance with generally accepted accounting principles, less statutory deductions. As a "financial institution," Potters Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.             PROPERTIES

         The following table sets forth certain information at December 31, 2001, regarding the properties on which the main office, each branch office and the loan production office of Potters Bank is located:

                                      Owned             Date acquired            Net
       Location                     or leased             or leased         book value(1)
       --------                     ---------             ---------         ----------

CORPORATE OFFICE:
519 Broadway (2)                                       January 8, 1903
East Liverpool, Ohio 43920            Owned              May 2, 1978          $453,000

BRANCH OFFICES:
530 Broadway
East Liverpool, Ohio 43920            Owned             June 18, 1982          497,000

46635 Y&O Road
Glenmoor, Ohio 43920                  Owned             June 3, 1975           170,000

15575 State Rte. 170
Calcutta, Ohio 43920 (3)             Leased           February 1, 1983         247,000

998 Third Street
Beaver, PA  15009                     Owned           January 10, 2001        1,060,000

LOAN PRODUCTION OFFICE:
7330 Southern Boulevard
Boardman, Ohio 44512 (4)             Leased             April 1, 1998           1,000

-----------------------

   1) At December 31, 2001, office premises and equipment had a total net book value of $3.0 million.
   2)    Includes two parcels.
   3) The lease agreement with a former director of Potters Bank expires on January 31, 2008, subject to five five-year renewal periods at Potters Bank's option.
   4)    The lease agreement is currently on a month-to-month basis.

ITEM 3.    LEGAL PROCEEDINGS.

There is presently no involvement in any legal proceedings of a material nature. Legal proceedings to enforce a security interest in collateral pledged to secure loans occur from time to time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 2001, there were no submissions of matters to the shareholders of PFC.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

                                  COMMON SHARES

As of March 11, 2002, 998,614 common shares were outstanding and held by approximately 296 shareholders of record. Prices for common shares are quoted on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "PTRS". Four brokerage firms currently serve as market makers: Tucker Anthony Incorporated, F.J. Morrissey & Co., Inc., Herzog, Heine, Geduld, Inc. and Knight Securities L.P.

PRICE RANGE OF COMMON SHARES

The table below shows the range of high and low sales prices for the common shares of PFC as quoted by Nasdaq. Such prices do not include retail markups, markdowns or commissions. Also shown are dividends per share declared during each quarter presented. See Note 16 of the consolidated financial statements for a discussion of dividend restrictions.

                                                 2001                               2000
                                                 ----                               ----
                                                          Dividends                          Dividends
Quarter Ended                         High        Low    Per  Share      High        Low     Per Share
                                      ----        ---    ----------      ----        ---     ---------

March 31                            $ 14.250   $  7.750   $  0.110     $ 11.310   $  8.452   $  0.095
June 30                               15.670     12.000      0.120        9.584      8.050      0.095
September 30                          21.650     13.000      0.120        9.875      8.750      0.100
December 31                           21.860     21.380      0.120        9.188      8.250      0.100

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                          POTTERS FINANCIAL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                December 31, 2001

GENERAL

The following discussion and financial information are presented to provide shareholders with a more comprehensive review of the financial position and operating results than could be obtained from an examination of the financial statements alone. The review should be read in conjunction with the consolidated financial statements and accompanying notes.

In the following pages, management presents an analysis of financial condition as of December 31, 2001, and the results of operations for fiscal 2001, as compared to prior years. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in local market areas.

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

PENDING MERGER

On September 6, 2001, an Agreement and Plan of Merger was executed among Potters Financial Corporation ("PFC"), Potters Bank, United Community Financial Corp. and The Home Savings and Loan Company of Youngstown, Ohio. Under the terms of the Agreement and Plan of Merger, United Community agreed to pay $22.00 per share in cash to PFC shareholders. At a special meeting of shareholders held on January 24, 2002, the shareholders of PFC approved the transaction. Regulatory approval has been received, and the parties are preparing to close the transaction on April 1, 2001, although no assurance can be provided that the closing will, in fact, occur or when it will occur. Upon the closing, a subsidiary of Home Savings will merge into PFC, and PFC will dissolve into Home Savings. Potters Bank will then merge into Home Savings, and Potters Bank branches will become branches of Home Savings.

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

Net income of $1.2 million was recorded in 2001, $209,000 lower than net income of $1.4 million in 2000. Lower net interest income and higher noninterest expense were the primary components of the decrease in earnings. Interest rates declined throughout 2001, causing significant repayments and refinancing of higher rate loans and calls of higher-yielding securities. Both negatively impacted 2001 interest income. Lower rates also reduced interest expense as market-indexed deposits, most checking and savings accounts and new rates on certificates of deposit declined. Also contributing to lower net income in 2001 were the costs of operating the new full-service office in Beaver, Pennsylvania and expenses relating to the pending merger. Net interest income declined $158,000, or 3.2%, and noninterest expense increased $107,000, or 3.0%. Net income of $1.4 million in 2000 represented a $101,000, or 7.5%, increase over net income of $1.3 million during 1999, despite a declining net interest rate margin through most of the year resulting from rising funding costs.

Diluted earnings per share of $1.20 during 2001 declined $.23 per share, or 16.1%, from $1.43 for 2000, which was a $.14, or 10.9%, increase over diluted earnings per share of $1.29 for 1999. The return on average shareholders' equity was 9.21% during 2001, 12.10% during 2000 and 11.85% in 1999, while the returns on average assets were .83% in 2001, .96% in 2000 and .97% during 1999.

Unusual or nonrecurring events occurred in each of the last three years. During 2001, $138,000 after tax additional expense was incurred relating to the merger, decreasing earnings per diluted share by $.13. During 2000, the check kiting after tax loss of $74,000 was offset by a $19,000 after tax payment from a shareholder pursuant to an order of the Office of Thrift Supervision under its change of control regulations, cumulatively causing a decrease of $55,000 in net income, or $.05 per diluted share. During 1999, a negative loan loss provision and a refund on previous years' franchise taxes caused an after tax increase of $74,000 in net income, or $.07 per diluted share. Excluding all such items, net income for 2001 was $126,000, or 8.4%, lower than during 2000 and earnings per diluted share declined $.16, or 10.8%. Adjusted net income during 2000 was $147,000 higher than during 1999, while earnings per diluted share increased $.18, or 14.8%.

During 2000, net interest income increased $95,000, or 1.9%, compared to 1999. Excluding nonrecurring income during both years, fees from loans, deposits and other customer services, plus increased rental income from corporate office leases, were responsible for an increase of 21.7% in noninterest income during 2000 over 1999. Noninterest expense increased $121,000, or 3.5%, during 2000 compared to 1999, primarily from the check fraud loss net of the settlement and increased legal fees relating to the lawsuit. Excluding the net settlement, noninterest expense increased only $9,000 during 2000 compared to 1999.

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

(Dollars in thousands)                     ----------------------------------Years ended December 31,-------------------------------
                                                                             ------------------------
                                                        2001                          2000                           1999
                                                        ----                          ----                           ----
                                            Average   Interest           Average    Interest            Average    Interest
                                          Outstanding  Earned/  Yield/ Outstanding   Earned/   Yield/ Outstanding   Earned/   Yield/
                                            Balance     Paid     Rate    Balance      Paid      Rate    Balance      Paid     Rate
                                            -------     ----     ----    -------      ----      ----    -------      ----     ----
Interest-earnings assets:
    Loans  (1)                              $111,593   $ 9,091    8.15% $117,946     $ 9,772    8.29%   $103,699    $ 8,537   8.23%
    Securities (2)                            22,780     1,386    6.49    22,566       1,447    6.28      25,078      1,460   5.82
    Other                                      6,687       214    3.21     2,024         122    6.04       2,633        150   5.70
                                            --------   -------          --------     -------            --------    -------
        Total interest-earning assets        141,060    10,691    7.65   142,536      11,341    7.93     131,410     10,147   7.72
Noninterest-earning assets:
    Cash and cash equivalents                  3,295                       3,196                           3,076
    Premises and equipment                     2,894                       2,070                           2,039
    Other nonearning assets                    2,059                       2,274                           2,541
                                            --------                    --------                        --------
        Total assets                        $149,308                    $150,076                        $139,066
                                            ========                    ========                        ========
Interest-bearing liabilities:
    Certificates of deposit                 $ 59,054     3,329    5.64   $59,947       3,396    5.67    $ 52,180      2,784   5.34
    Savings and club accounts                 40,016     1,198    2.99    38,811       1,434    3.70      37,154      1,124   3.03
    Demand, NOW and Super NOW
     accounts                                 16,572       208    1.26    16,129         242    1.50      15,184        232   1.53
    Money market accounts                      1,224        27    2.22     1,291          32    2.48       1,830         46   2.51
    Borrowings                                17,989     1,086    6.04    20,818       1,236    5.93      19,480      1,055   5.42
                                            --------   -------          --------     -------            --------    -------
        Total interest-bearing liabilities   134,855     5,848    4.34   136,996       6,340    4.63     125,828      5,241   4.16
                                                       -------                       -------                        -------
Noninterest-bearing liabilities:
    Other liabilities                          1,016                       1,114                           1,883
    Shareholders' equity                      13,437                      11,966                          11,355
                                            --------                    --------                        --------
        Total liabilities and equity        $149,308                    $150,076                        $139,066
                                            ========                    ========


    Net interest income                                $ 4,843                       $ 5,001                        $ 4,906
                                                       =======                       =======                        =======

    Interest rate spread                                          3.31%                         3.30%                         3.56%
                                                                 =====                         =====                         =====
    Net interest-earning assets             $  6,205                     $ 5,540                        $  5,582
                                             =======                     =======                        ========
    Net yield on average interest-
      earning assets                                              3.50%                         3.50%                         3.73%
                                                                 =====                         =====                         =====
    Ratio of average interest-earning
      assets to average interest-
      bearing liabilities                     104.60%                     104.04%                        104.44%
                                              ======                      ======                         ======

------------------
(1) Net of deferred loan fees, loan premiums and discounts, loans in process and allowance for loan losses.
(2) Includes Federal Home Loan Bank stock.

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

                                                        2001 vs. 2000                        2000 vs. 1999
                                                        -------------                        -------------
                                                          Increase                             Increase
                                                         (decrease)                           (decrease)
                                                           due to                               due to
                                                           ------                               ------
(Dollars in thousands)
                                              Volume        Rate        Total       Volume        Rate         Total
                                              ------        ----        -----       ------        ----         -----
Interest-earning assets:
    Loans                                    $  (520)     $  (161)     $  (681)     $ 1,180      $    55      $ 1,235
    Securities                                   (78)          17          (61)        (117)         104          (13)
Other                                            172          (80)          92          (36)           8          (28)
                                             -------      -------      -------      -------      -------      -------

      Total interest-earning assets          $  (426)     $  (224)        (650)     $ 1,027      $   167        1,194
                                                                       =======      =======      =======      =======

Interest-bearing liabilities:
    Certificates of deposit                  $   (49)     $   (18)         (67)     $   432      $   180          612
    Savings and club accounts                     43         (279)        (236)          52          258          310
    Demand, NOW and Super NOW
      accounts                                     6          (40)         (34)          14           (4)          10
    Money market accounts                         (2)          (3)          (5)         (13)          (1)         (14)
    Borrowed funds                              (171)          21         (150)          76          105          181
                                             -------      -------      -------      -------      -------      -------

      Total interest-bearing liabilities     $  (173)     $  (319)        (492)     $   561      $   538        1,099
                                             =======      =======      =======      =======      =======      -------

Net interest income                                                    $  (158)                               $    95
                                                                       =======                                =======

NET INTEREST INCOME

Net interest income for the year ended December 31, 2001 of $4.8 million was $158,000, or 3.2%, lower than during 2000, with a decrease of $650,000 in interest income and a decrease of $492,000 in interest expense. Market interest rates declined throughout 2001 as the Federal Reserve reduced the discount rate on eleven separate occasions for a total decrease of 4.75%. Customers refinanced higher rate debt, causing significant repayments in the loan portfolio, and $12.1 million in securities were called. Liquidity generated by these events was used to fund new loans and purchase securities at lower rates, pay off a Federal Home Loan Bank ("FHLB") advance and fund deposit outflows, with the excess placed in other short-term, lower yielding instruments.

Loan income decreased $681,000, or 7.0%, during 2001, primarily from a reduction of $6.4 million in the average balance of loans, along with a reduction in the yield on loans, from 8.29% during 2000, to 8.15% during 2001. Overall loan principal balances declined $6.1 million during 2001, with reductions of $12.8 million in one-to-four family residences, and $3.6 million in home equity and purchased second mortgage loans. Somewhat offsetting these declining loan balances was an increase of $11.0 million in multifamily and nonresidential loans. Average balances of securities remained relatively constant during 2001 as proceeds from calls and maturities were reinvested, while the average balance of other short-term investments increased significantly from excess liquidity. Yields on securities increased marginally during 2001, primarily from the continued purchase of municipal and mortgage-backed securities, while the yield on short-term investments declined almost 3%. The declining rate environment caused the overall asset yield to decline during 2001, from 7.93% during 2000, to 7.65% during 2001. Interest on deposits declined $342,000 during 2001, primarily from a reduction in the overall rate paid, from 4.39% during 2000, to 4.08% during 2001. The average balance of certificates of deposit declined by $893,000, while transaction and savings account average balances increased $1.6 million. FHLB advance interest also declined by $150,000 during 2001 due to the maturity and repayment of one of the advances. The cost of funds also declined during 2001, from 4.63% during 2000, to 4.34% during 2001. The overall result of changing rates and balances in assets and liabilities during 2001 was a largely unchanged interest rate spread, from 3.30% during 2000, to 3.31% during 2001.

Net interest income increased $95,000, or 1.9%, during 2000 compared to 1999, primarily from interest on loans, which increased $1.2 million, or 14.5%. The year 2000 showed a continued effort to diversity the loan portfolio to include higher yielding commercial and consumer loans. A large package of purchased loans was acquired early in 2000 and several individual loans were purchased throughout the year, but the remaining loan growth resulted from internal loan originations in market areas served by Potters Bank. One-to-four family real estate loans increased $7.7 million, or 10.9%, while commercial real estate loans increased $5.3 million, or 37.3%, during 2000. The increase in loan interest income was primarily the result of a $14.2 million, or 13.7%, increase in the average balance of loans and, to a lesser extent, an increase in yield from 8.23% during 1999, to 8.29% during 2000. Securities and other interest income declined marginally during 2000, primarily from lower balances, offset by increases in the yields on these instruments. During the fourth quarter of 2000, $2.1 million of municipal securities were purchased, part of an overall plan to reduce income tax expense. Due to the rising interest rate environment throughout much of 2000, the yields on all earning assets increased, from 7.72% during 1999, to 7.93% during 2000.

The most negative aspect of rising rates during 2000 was an increase in the cost of funds. Interest expense increased $1.1 million, or 21.0% during 2000. Rates on market-indexed deposit products increased rapidly and the local certificate of deposit market became extremely competitive. Interest on deposits increased $918,000 during 2000 compared to 1999, primarily from an increase of $9.8 million in the average balance of deposits and an increase in average yield on deposits, from 3.94% during 1999, to 4.39% during 2000. FHLB advance interest increased $181,000 during 2000 from an increase of $1.3 million in the average balance and an increase in cost from an average of 5.42% during 1999, to 5.93% during 2000. The overall cost of funds during 2000 increased to 4.63%, compared to 4.16% during 1999, and was the primary cause of a narrowing of the interest rate spread. The interest rate spread declined during 2000 to 3.30%, from 3.56% during 1999.

The competition for deposits from financial institutions and a wide array of alternative deposit investments continues to impact the availability and cost of funds. A "Really Free" checking product and a Treasury Index savings account that earns competitive market yields based on U.S. Treasury rates have been a source of funds for Potters Bank and have enabled it to retain funds it could have otherwise lost. A tiered interest rate pricing structure and special term products are utilized for certificates and most checking and statement savings products in order to encourage higher balance accounts and reduce the impact of paying higher deposit rates.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

Management maintains an allowance for loan losses that, in its judgment, is adequate to absorb credit losses from loans. As part of management's ongoing review of the loan portfolio with respect to the adequacy of the allowance for loan losses, a portion of the allowance is allocated to each major loan type. A periodic analysis of the percentages allocated to various types of real estate, consumer and commercial loans is conducted, at least annually, and percentages changed to reflect the risk and delinquency status of various loan types. Provisions of $60,000 were recorded during 2001 to address the increase in multifamily and nonresidential loans and continued higher delinquency levels. No provisions were recorded during 2000, and during 1999, a negative provision of $75,000 was recorded relating to a payoff and recovery of a problem loan in Colorado, which increased net income and decreased the allowance for loan losses. The negative provision in 1999 was recorded to remove excess allowances for loan losses resulting from the decreased risk from the loan payoff.

The allowance for loan losses decreased $226,000 during 2001, with $312,000 in charge-offs and $26,000 in recoveries. Charge-offs during 2001 consisted of $116,000 in the real estate portfolio and $196,000 in the consumer loan portfolio. The allowance for loan losses decreased $73,000 during 2000, to $2.0 million at December 31, 2000. Charge-offs of $113,000 during 2000, in both consumer and real estate loans, were offset by $40,000 in recoveries. The allowance for loan losses decreased $174,000, to $2.0 million, during 1999, from charge-offs of $125,000, primarily consumer loans, and the $75,000 negative loan loss provision, offset by recoveries totaling $26,000. Unallocated general valuation allowances have declined from $746,000 at December 31, 1999, to $276,000 at December 31, 2000 and December 31, 2001. The continuing decline in unallocated general loan loss reserves is due primarily to growth in the loan portfolio, especially in multifamily and nonresidential real estate loans, and increased reserve percentages allocated to higher risk home equity loans, selected consumer loans, second mortgage loans and a nonconforming real estate loan product available to persons who are considered slightly higher credit risks, and to an increase in nonperforming loans.

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


                                                              -------------------December 31,-------------------
                                                                                 ------------
                                                                   2001               2000              1999
                                                                   ----               ----              ----
                                                                            (Dollars in thousands)
Nonaccrual loans                                              $         898       $         841    $         316
                                                              -------------       -------------    -------------
Total nonperforming loans                                               898                 841              316
Foreclosed and repossessed assets                                       242                 243
                                                              -------------       -------------    -------------
Total nonperforming assets                                    $       1,140       $       1,084    $         316
                                                              =============       =============    =============

Total assets                                                  $     146,552       $     151,435    $     143,736

Total nonperforming assets as
  a percent of total assets                                             .78%                .72%             .22%

Allowance for loan losses                                     $       1,738       $       1,964    $       2,037

Allowance as a percentage of
  nonperforming loans                                                193.54%             233.53%          644.62%


Nonperforming loans increased marginally, by $57,000, during 2001 and increased $525,000 during 2000, but remained less than 1% of total assets over the last three years. Nonperforming loans at December 31, 2001 consisted primarily of one-to-four family real estate secured loans, with approximately 71% from purchased real estate and consumer loan packages, 20% from internally generated one-to-four family real estate loans and 9% from commercial real estate loans. At December 31, 2001, there were no nonperforming loans in the nonconforming loan programs.

Nonaccrual loans include impaired loans. A loan is considered impaired when it is probable that all principal and interest will not be collected according to the terms of the loan contract. There were no impaired loans at December 31, 2001, 2000 or 1999.

Restructured loans are those that have been renegotiated at concessionary terms as a result of a borrowers' troubled financial condition. At year-ends 2001, 2000 and 1999, there were no restructured loans.

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

GAINS ON SALES OF LOANS, SECURITIES AND OTHER ASSETS

Gains on sales of assets increased from $17,000 during 2000, to $73,000 during 2001, an increase of $56,000. The declining rate environment during 2001 prompted consumers to refinance real estate loans to obtain long-term fixed interest rate loans, which Potters Bank sells in the secondary mortgage market. Also sold during 2001 were commercial real estate loans where the servicing was retained, generating gains of $10,000. No securities gains were recorded during 2001. Gains on sales of assets totaled $17,000 during 2000, a decline of $26,000 from 1999. During 2000, securities gains totaled $9,000 and an $8,000 gain was recorded on the sale of real estate loans sold while retaining the servicing on the loans. The rising rate environment of 2000 made the long-term fixed-rate real estate loans sold on a servicing-released basis not as attractive. During 1999, securities gains totaled $3,000 and $40,000 was recorded on servicing-released loan sales.

NONINTEREST INCOME

Noninterest income decreased $7,000 during the year, from $595,000 during 2000 to $588,000 during 2001. Excluding nonrecurring income during 2000, noninterest income actually increased $22,000, primarily from a $90,000, or 20.4%, increase in loan, deposit and customer service fees. Offsetting those increases were a decrease of $18,000 in rental income on leased office space and a $32,000 decrease in other noninterest income.

Noninterest income increased $93,000, or 18.5%, during 2000 compared to 1999. Excluding nonrecurring PFC miscellaneous income of $29,000 from 2000 and the $37,000 franchise tax refund from 1999, noninterest income grew $101,000, or 21.7%, during 2000 over 1999. Specific areas of improvement over the last three years included service charges on checking and savings accounts and increases in automated teller machine and VISA Check Card fee income.

NONINTEREST EXPENSE

Noninterest expense increased $107,000, or 3.0%, during 2001. Excluding nonrecurring items in each year, the $209,000 in merger related costs during 2001 and the check fraud loss of $112,000 during 2000, noninterest expense increased $10,000, or .3%, despite the opening of a full-service office in Beaver, Pennsylvania in July 2001. The closing of the Mentor loan production office in 2000 had a positive impact on all noninterest expense items in 2001, as did cost controls, while the Beaver office had a negative impact on noninterest expense compared to 2000. Salaries and employee benefits costs increased $198,000, or 13.1%, during 2001, primarily from increases in salaries and performance-based incentives, the staffing of the Beaver office and lower loan cost deferrals from reduced loan originations. Occupancy and equipment costs decreased marginally during 2001 with increases in office building depreciation and expense offset by lower rental expense from the absence of the Mentor loan production office and lower depreciation expense from the completion of depreciation on teller equipment purchased several years ago. Professional services decreased $6,000 during 2001, with increased legal and investment banking fees relating to the pending merger during 2001 replacing legal expenses relating to the check fraud and technology consulting fees during 2000. Other noninterest expense increased $25,000 during 2001, primarily from higher advertising, communication, courier, processing and other operating costs from the addition of the Beaver office, and an increase in the net loss relating to a low-income housing project in which Potters Bank participates. Reduced servicing costs of ATM/VISA check cards from a renegotiated contract and lower franchise tax somewhat offset these increases.

Noninterest expense increased $121,000, or 3.5%, during 2000 compared to 1999. Excluding the net check fraud loss, noninterest expense increased only $9,000 during 2000 over the prior year. Salaries and employee benefits costs declined $121,000, primarily from the closing of the Mentor loan production office during the second quarter of 2000 and higher loan deferral costs, offset by increased performance-based compensation. Occupancy and equipment costs increased $31,000 with technology purchases and the renovation of the Calcutta branch office and expansion of its drive through facility. Professional services increased $141,000, primarily as a result of the additional fees paid to resolve the lawsuit and the utilization of a consultant during 2000 to aid in the development of a technology plan. Other noninterest expense increased $100,000 during 2000 over 1999, but excluding the $112,000 check fraud loss, actually declined $9,000 during the year. Savings were realized from lower deposit insurance premiums and regulatory supervisory fees, offset by higher employee training and ATM/Check Card costs.

INCOME TAXES

Income tax expense of $518,000 during 2001 represented a $67,000 decline from $585,000 during 2000. A $135,000 decrease in income tax expense also occurred during 2000, from $720,000 recorded in 1999. The decrease in income taxes during 2001 was primarily the result of a decline in net income offset by no historical tax credits during 2001 compared to $83,000 during 2000. The decrease in income taxes during 2000 compared to 1999 was primarily the result of the $83,000 in historical tax credits and an additional credit of $17,000 relating to a low-income housing project. Other variances over the three years were primarily from the net increase or decrease in net income for each year.

Legislation requires the recapture, over time, of a portion of the bad debt reserve previously deducted for income tax reporting purposes. Since deferred taxes have been recorded on those bad debt reserves, this recapture will not affect net income.

FINANCIAL CONDITION

Assets declined $4.8 million, or 3.2%, during 2001, from $151.4 million at December 31, 2000, to $146.6 million at December 31, 2001. In a year of declining interest rates, significant refinancing, repayments and calls caused a $4.4 million reduction in net loans and a $3.3 million reduction in securities during 2001. Funds provided by these activities were used to originate and purchase new loans, to replace called securities, repay an FHLB advance and fund deposit outflows. Excess liquidity was invested in short-term instruments, causing an increase of $2.1 million in cash and cash equilavents.

Securities activities during 2001 included the purchase of $7.9 million in agency securities, $2.0 million in mortgage-backed securities and $1.6 in municipal securities, with calls of $12.1 million, maturities of $8,000 and repayments of $3.6 million. No securities were sold during 2001. Purchases of highly rated, insured municipal securities continued as part of a strategy to reduce income tax expense. At year-end 2001, the portfolio consisted primarily of mortgage-backed securities, U.S. government agency securities and municipal securities. All securities are designated available for sale and are carried at their fair values, with resulting unrealized gains or losses added to or deducted from other comprehensive income and shareholders' equity, net of tax. The unrealized loss on securities available for sale decreased significantly during 2001, from $58,000 at year-end 2000 to an unrealized gain of $128,000 at year-end 2001, primarily from rising prices on mortgage-backed securities and municipal securities. The after-tax component of equity relating to securities available for sale decreased from an unrealized loss of $39,000 at December 31, 2000, to an unrealized gain of $84,000 at December 31, 2001.

Net loans declined to $115.5 million at December 31, 2001, compared to $119.9 million at December 31, 2000. Loan purchases of $15.2 million during 2001 and $6.9 million in originations of loans held for sale were more than offset by sales of $6.6 million in loans held for sale and a net reduction of $19.5 million in net loan payments. Loans sold during 2001 included $1.5 million where the servicing was retained, generating gains of $10,000, and $63,000 of gains on loans sold on a servicing released basis. One-to-four family real estate loans decreased $12.8 million, or 16.3%, during 2001, while multifamily and commercial real estate loans increased $11.0 million. Consumer and other loans decreased $4.6 million, with home equity and second mortgage loans responsible for $3.6 million of the decrease.

The Asset/Liability Management Committee ("ALCO") monitors the pricing of loan products, loan purchase decisions and the overall interest rate risk of the loan portfolio. A majority of commercial real estate loans were originated with variable rates of interest. The ratio of loans to deposits decreased to 102.3% at December 31, 2001, from 103.5% at December 31, 2000.

Total deposits decreased $3.1 million, or 2.7%, from $117.8 million at year-end 2000, to $114.7 million at December 31, 2001. Outflows resulted primarily from a less aggressive pricing strategy on interest rates offered for public funds and certificates of deposit. Certificates of deposits declined $5.9 million, while savings and checking accounts increased $3.0 million. At December 31, 2001, certificates of deposit represented 46.9% of total deposits, compared to 50.6% at December 31, 2000. The ALCO continues to focus on strategies for reduced interest rate risk and responsible deposit management, such as the competitive pricing of selected certificates of deposit with maturities exceeding one year and the use of a tiered pricing system on the basis of amount of deposit.

In accordance with its asset/liability policy, management does not match the highest rates offered on deposits by competitors. Deposits from retail sources are emphasized and no brokered deposit accounts existed at December 31, 2001.

At December 31, 2001, FHLB advances totaled $17.5 million, compared to $19.5 million at year-end 2000. Advances totaling $1.6 million received during 2001 were used primarily for liquidity management. Advances totaling $3.6 million were repaid during 2001 to utilize excess liquidity.

Shareholders' equity increased $944,000 during 2001, primarily from net income of $1.2 million. Other significant changes included the payment of $469,000, or $.47 per share, in dividends to shareholders and a $123,000 increase in the unrealized gain on securities available for sale.

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

Potters Bank, a state-chartered savings bank, is regulated by the State of Ohio and the Federal Deposit Insurance Corporation ("FDIC"). The FDIC requires all banks to utilize a system to measure interest rate risk and sensitivity, manage interest rate risk, communicate that risk to the Board of Directors and demonstrate quarterly compliance with board-approved limits. The FDIC defines risk in terms of the Economic Value of Equity ("EVE"). The FDIC requires the monitoring and reporting of EVE in relation to board approved limits, and measurement and ongoing monitoring of the change in net income from a 200 basis point increase or decrease in interest rates.

The ALCO utilizes the EVE approach and simulation modeling to aid in making decisions relating to pricing and the relative mix of interest rate sensitive assets and liabilities. EVE is the difference between the present value of expected cash flows from assets and expected cash flows from liabilities as well as off-balance sheet contracts, such as loan commitments, under various interest rate scenarios. The interest rate sensitivity measure is the largest number of basis points lost in the EVE ratio when interest rates increase or decrease 200 basis points.

During 2000, internally generated reports using commercial software were utilized to measure interest rate risk during the first half of the year. During the third quarter of 2000, interest rate risk software was purchased. The software utilizes call report data to generate interest rate risk position reports and peer comparisons. Potters Bank continued to use the software during 2001 to measure interest rate risk.

Presented below, as of December 31, 2001 and December 31, 2000, is an analysis of interest rate risk as measured by the projected EVE for instantaneous and sustained parallel shifts in the yield curve in 100 basis point increments up and down 200 basis points, compared to current policy limits of the Board of Directors. The EVE is calculated by subtracting the present value of liabilities from the present value of assets and dividing such difference by the present value of assets. Generally, Potters Bank's EVE is more sensitive to rising rates than declining rates. In a rising rate environment, fixed-rate loans decline in market value because of the rise in rate and slowing prepayments. A rise in market value for fixed-rate loans is not experienced in a declining rate environment because borrowers will prepay at relatively faster rates.

Change in          Minimum           December 31,      Minimum        December 31,
Interest Rate       Board              2001             Board             2000
(Basis Points)       EVE               EVE               EVE              EVE
 ------------        ---               ---               ---              ---

       +200          6.40%             6.63%             6.40%            6.77%
       +100          7.20              7.84              7.20             7.60
          0          8.00              9.08              8.00             8.35
       -100          7.20             10.27              7.20             8.86
       -200          6.40             11.10              6.40             9.00

Change in          Minimum          December 31,       Minimum         December 31,
Net Income          Board              2001             Board             2000
(Basis Points)      Change            Change           Change            Change
 ------------       ------            ------           ------            ------

       +200         (10.00)%          (2.46)%          (10.00)%          (6.15)%
       -200         (10.00)           (5.96)           (10.00)            7.33

At December 31, 2001, the EVE ratio assuming no change in current rates was 9.08%, higher than the 8.35% NPV at December 31, 2000. At year-end 2001, an assumed 200 basis point increase in interest rates caused the EVE ratio to decline from 9.08% to 6.63%. At year-end 2000, the EVE ratio declined from 8.35% to 6.77% after the same 200 basis point increase in interest rates. During 2001, exposure to interest rate risk was impacted primarily by the interest rate environment. The Federal Reserve reduced interest rates eleven separate times during 2001 for a total decrease of 4.75%. During 2000, the U.S. Treasury Yield Curve, which details the rates offered by the U.S. government on instruments of varying maturities, was somewhat flatter than normal, with not much difference between the rates offered on short-term instruments versus those with longer-term maturities. During 2001, interest rates on instruments with shorter-term maturities declined to a greater degree than longer-term maturities, causing a steeper, more normal shaped yield curve. At December 31, 2001, interest rates on instruments with long-term maturities were actually higher than at year-end 2000, while very short-term maturities were significantly lower at year-end 2001 than at the end of the prior year. This movement in interest rates was the primary cause of the 14 basis point decrease in the projected EVE at year-end 2001 compared to the EVE at year-end 2000, during a 200 basis point upward shift in rates.

Interest rate sensitivity increased during 2001 compared to 2000. The sensitivity measure, or change in the EVE ratio, increased from a negative 158 basis points at year-end 2000, to a negative 235 basis points at December 31, 2001. Contributing to the increase in sensitivity during 2001 was an increase in fixed-rate loans as a percentage of the loan portfolio and continued repayments of adjustable rate mortgage-backed securities. The percentage change in EVE under all scenarios was within the Board-imposed limits at both period ends.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the EVE approach. Certain assets and liabilities with similar characteristics may react in different degrees to changes in market interest rates. In addition, the interest rates on certain assets and liabilities may fluctuate in advance, or lag behind, changes in market interest rates. A change in interest rates can also invalidate the prepayment and other assumptions used in EVE calculations.

The Board of Directors approves and monitors compliance with its interest rate risk management policy on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals and pay operating expenses. Liquidity is influenced by financial market conditions, fluctuations in interest rates, general economic conditions and regulatory requirements. Liquid assets, primarily represented by cash equivalents and interest-bearing deposits in other financial institutions, are a result of operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2001 and 2000:

                                                                   Years ended December 31,
                                                                    2001                2000
                                                                    ----                ----
                                                                    (Dollars in thousands)

           Net income                                           $    1,238         $     1,447
           Adjustments to reconcile net income
             to net cash from operating activities                    (401)                812
                                                                ----------         -----------
           Net cash from operating activities                          837               2,259
           Net cash from investing activities                        6,981              (9,806)
           Net cash from financing activities                       (5,687)              5,087
                                                                ----------         -----------
           Net change in cash and cash equivalents                   2,131              (2,460)
           Cash and cash equivalents at the
             beginning of the year                                   4,820               7,820
                                                                ----------         -----------
           Cash and cash equivalents at the end of
             the year                                           $    6,951         $     4,820
                                                                ==========         ===========

The adjustments to reconcile net income to net cash from operating activities consists mainly of the origination and sale of mortgage loans, provisions for losses, depreciation and amortization and changes in accrued income and expense. Significant operating activities during 2001 included $6.9 million in originations of loans held for sale, offset by the sale of $6.6 million of such loans. Investing activities during 2001 included maturities, repayments and calls on securities totaling $15.0 million and net repayments of $19.5 million in the loan portfolio, somewhat offset by securities purchases of $11.5 million and loan purchases of $15.2 million. Significant components of investing activities during 2000 were loan purchases of $8.1 million, net loan originations of $3.8 million and securities repayments and calls totaling $3.9 million, offset by purchases of $2.1 million of municipal securities.

Cash flows from financing activity during 2001 included net deposit outflows of $3.1 million and net repayments of FHLB advances totaling $2.0 million. During 2000, net deposit inflows totaled $7.5 million and net repayments of FHLB advances of $1.8 million.

Normal, recurring sources of funds are primarily customer deposits, sale, maturities, calls and repayments of securities, loan repayments and other funds provided by operations. Potters Bank has the ability to borrow from the FHLB when needed as a secondary source of liquidity. Investments in liquid assets are maintained based upon management's assessment of the need for funds, expected deposit flows, the yields available on short-term liquid assets and the objectives of the asset/liability management program. Federal regulation requires the maintenance of an average daily balance of liquid assets (generally including cash, deposits in other financial institutions, and qualifying U.S. government securities) at a minimum of 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. During December 2001, the average regulatory liquidity ratio was 10.78%. At year-end 2001, commitments to originate loans and unused credit lines totaled $7.1 million. Management considers liquidity and capital reserves to be sufficient to fund its outstanding short- and long-term needs on a timely basis. Sufficient cash flow and borrowing capacity exists to fund all outstanding commitments and to maintain desired levels of liquidity.

At December 31, 2001, capital was in excess of all capital requirements set forth by regulation for all federally insured savings institutions. Note 16 of the consolidated financial statements sets forth information with respect to regulatory capital and the corresponding regulatory capital requirements applicable to thrift institutions.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Estimated fair values and related carrying values of its financial instruments at year-end 2001 and 2000 are disclosed in Note 17 of the consolidated financial statements. The difference between the carrying values and the estimated fair values of financial instruments is primarily a function of the interest rate environment and the characteristics of the financial instruments.

The estimated fair value of loans receivable represented 100.8% and 100.0% of the carrying values at December 31, 2001 and 2000. At December 31, 2001 and 2000, the estimated fair value of deposits was 100.9% and 100.0% of its carrying value.

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

ACCOUNTING PRONOUNCEMENTS

SFAS No. 41, Business Combinations, requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will impact the financial statements of the Company's acquirers.

SFAS No. 142, Goodwill and Other Intangible Assets, requires the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this Statement on January 1, 2002. The adoption of this Statement will not impact the Company's financial statements, as it has no intangible assets.

ITEM 7.    FINANCIAL STATEMENTS.

                          POTTERS FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                       2001            2000
                                                    ---------       ---------

ASSETS

      Cash and due from financial institutions      $   4,288       $   3,930
      Interest-bearing deposits                           359             401
      Federal funds sold                                2,304             489
                                                    ---------       ---------
         Cash and cash equivalents                      6,951           4,820
      Securities available for sale                    17,849          21,177
      Federal Home Loan Bank stock                      1,362           1,274
      Loans, net                                      115,500         119,903
      Accrued interest receivable                       1,016           1,349
      Premises and equipment, net                       2,956           2,016
      Other assets                                        918             896
                                                    ---------       ---------

                                                    $ 146,552       $ 151,435
                                                    =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY

      Liabilities
      Deposits                                      $ 114,651       $ 117,792
      Federal Home Loan Bank advances                  17,500          19,500
      Accrued expenses and other liabilities            1,124           1,810
                                                    ---------       ---------

         Total liabilities                            133,275         139,102


      Shareholders' equity
      Common stock, no par value;
        2,000,000 shares authorized;
        1,116,528 shares issued
      Paid-in capital                                   5,317           5,288
      Retained earnings                                 9,336           8,567
      Accumulated other
        comprehensive income (loss)                        84             (39)
      Unearned compensation on
        recognition and retention plan shares             (31)            (46)
      Treasury stock, at cost:  117,914 shares
        in 2001 and 118,539 in 2000                    (1,429)         (1,437)
                                                    ---------       ---------

         Total shareholders' equity                    13,277          12,333
                                                    ---------       ---------

                                                    $ 146,552       $ 151,435
                                                    =========       =========

                          POTTERS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME AND
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   For the three years ended December 31, 2001
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF INCOME
                                                       2001           2000           1999
                                                       ----           ----           ----
INTEREST AND DIVIDEND INCOME
      Loans, including fees                          $  9,091       $  9,772       $  8,537
      Securities                                        1,386          1,447          1,460
      Federal funds sold and other                        214            122            150
                                                     --------       --------       --------
                                                       10,691         11,341         10,147
INTEREST EXPENSE
      Deposits                                          4,762          5,104          4,186
      Federal Home Loan Bank advances                   1,086          1,236          1,055
                                                     --------       --------       --------
                                                        5,848          6,340          5,241
                                                     --------       --------       --------

NET INTEREST INCOME                                     4,843          5,001          4,906

Provision for loan losses                                  60                           (75)
                                                     --------       --------       --------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                             4,783          5,001          4,981
Gains on sales of loans and securities                     73             17             43
Noninterest income                                        588            595            502
Noninterest expense                                     3,688          3,581          3,460
                                                     --------       --------       --------

INCOME BEFORE INCOME TAX                                1,756          2,032          2,066

Income tax expense                                        518            585            720
                                                     --------       --------       --------

NET INCOME                                           $  1,238       $  1,447       $  1,346
                                                     ========       ========       ========
Earnings per common share
      Basic                                          $   1.25       $   1.46       $   1.32
                                                     ========       ========       ========

      Diluted                                        $   1.20       $   1.43       $   1.29
                                                     ========       ========       ========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                         2001           2000           1999
                                                     --------       --------       --------

NET INCOME                                           $  1,238       $  1,447       $  1,346

Other comprehensive income (net of tax):
      Unrealized holding gains (losses) on
       securities available for sale                      123            507           (497)
      Reclassification adjustment for
       accumulated gains included
       in net income                                                      (6)            (2)
                                                     --------       --------       --------

      Total other comprehensive income                    123            501           (499)
                                                     --------       --------       --------

COMPREHENSIVE INCOME                                 $  1,361       $  1,948       $    847
                                                     ========       ========       ========

                          POTTERS FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the three years ended December 31, 2001
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                                                 Accumulated
                                                                                    other      Recognition
                                                        Paid-in     Retained     comprehensive     and       Treasury
                                                        capital      earnings       income    retention plan  shares        Total
                                                        -------      --------       ------    --------------  ------        -----
BALANCE - JANUARY 1,1999                                 $5,218       $8,233       $     (41)     $  (74)    $ (2,179)    $ 11,157
Net income                                                             1,346                                                 1,346
924 common shares issued from treasury
 for stock option exercises                                  (7)                                                   11            4
Purchase of 44,077 treasury shares                                                                               (726)        (726)
Cash dividends declared ($.309 per common share)                        (318)                                                 (318)
Stock dividend declared                                     176       (1,316)                                   1,140
Recognition and retention plan shares earned                                                          14                        14
Tax benefit arising from stock option
 and recognition and retention plan shares                   42                                                                 42
Change in unrealized gain/( loss) on securities
 available for sale                                                                     (499)                                 (499)
                                                      ---------     --------       ---------      ------     --------    ---------
BALANCE - DECEMBER 31, 1999                               5,429        7,945            (540)        (60)      (1,754)      11,020
Net income                                                             1,447                                                 1,447
Purchase of 28,850 treasury shares                                                                               (281)        (281)
Cash dividends declared ($.39 per common share)                         (394)                                                 (394)
Stock dividend declared                                    (167)        (431)                                     598
Recognition and retention plan shares earned                                                          14                        14
Tax benefit arising from stock option
 and recognition and retention plan shares                   26                                                                 26
Change in unrealized gain/( loss) on securities
 available for sale                                                                      501                                   501
                                                      ---------     --------       ---------      ------     --------    ---------
BALANCE - DECEMBER 31, 2000                               5,288        8,567             (39)        (46)      (1,437)      12,333
Net income                                                             1,238                                                 1,238
625 common shares issued from treasury
 for stock option exercises                                  (1)                                                    8            7
Cash dividends declared ($.47 per common share)                         (469)                                                 (469)
Recognition and retention plan shares earned                                                          15                        15
Tax benefit arising from stock option
 and recognition and retention plan shares                   30                                                                 30
Change in unrealized gain/(loss) on securities
 available for sale                                                                      123                                   123
                                                      ---------     --------       ---------      ------     --------    ---------
BALANCE - DECEMBER 21, 2001                           $   5,317     $  9,336       $      84      $  (31)    $ (1,429)   $  13,277
                                                      =========     ========       =========      ======     ========    =========

--------------------------------------------------------------------------------
                             See accompanying notes.

                          POTTERS FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the three years ended December 31, 2001
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                           2001           2000          1999
                                                           ----           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                         $  1,238       $  1,447       $  1,346
      Adjustments to reconcile net income to net
        cash from operating activities
         Depreciation and amortization                        318            303            296
         Provision for losses                                  60                           (75)
         Net amortization of securities                         5             43             87
         Net realized gain on:
             Sales of securities                                              (9)            (3)
             Sales of loans                                   (73)            (8)           (40)
             Sales of foreclosed real estate and
               repossessed assets                             (23)            (3)
         Stock dividend on Federal Home Loan
           Bank stock                                         (88)           (90)           (77)
         Loans originated for sale                         (6,864)          (809)        (5,577)
         Proceeds from sales of loans held for sale         6,569            776          6,359
         Net change in:
             Deferred taxes                                    59             36             68
             Other assets and liabilities                    (364)           573           (991)
                                                         --------       --------       --------

                Net cash from operating activities            837          2,259          1,393
                                                         --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES

      Activity in available-for-sale securities:
         Sales                                                               550            577
         Maturities, repayments and calls                  14,962          3,884          8,101
         Purchases                                        (11,453)        (2,135)        (8,556)
      Purchase of Federal Home Loan Bank stock                                             (116)
      Loan originations and payments, net                  19,534         (3,784)         3,216
      Loan purchases                                      (15,152)        (8,061)       (17,407)
      Proceeds from sale of foreclosed real estate
        and repossessed assets                                261             40
      Additions to property and equipment                  (1,171)          (300)          (535)
                                                         --------       --------       --------

         Net cash from investing activities                 6,981         (9,806)       (14,720)
                                                         --------       --------       --------

--------------------------------------------------------------------------------
                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   For the three years ended December 31, 2001
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                               2001           2000           1999
                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net change in deposits                                   (3,141)         7,457          5,691
      Proceeds from Federal Home Loan Bank advances             1,550          4,150         15,300
      Repayments of Federal Home Loan Bank advances            (3,550)        (5,950)       (11,247)
      Repurchase of common stock                                                (281)          (726)
      Proceeds from exercise of stock options                       7                             4
      Cash dividends paid                                        (469)          (394)          (318)
      Other financing activities                                  (84)           105             36
                                                             --------       --------       --------

         Net cash from financing activities                    (5,687)         5,087          8,740
                                                             --------       --------       --------

Net change in cash and cash equivalents                         2,131         (2,460)        (4,587)

Cash and cash equivalents at beginning of year                  4,820          7,280         11,867
                                                             --------       --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  6,951       $  4,820       $  7,280
                                                             ========       ========       ========


Supplemental cash flow information:

      Interest paid                                          $  6,022       $  6,198       $  5,204
      Income taxes paid                                           568            363            887

Supplemental noncash disclosures:

      Transfer from loans to foreclosed real estate and
        repossessed assets                                   $    242       $    279
      Recognition and retention plan shares earned                 15             14       $     14


--------------------------------------------------------------------------------
                             See accompanying notes.

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include Potters Financial Corporation and its wholly-owned subsidiary, Potters Bank, together referred to as "the Corporation". Intercompany transactions and balances have been eliminated in consolidation.

The Corporation provides financial products and services through its three offices in and near East Liverpool, Ohio, a full-service facility in Beaver, Pennsylvania and its loan production office in Boardman, Ohio. Primary lending products are residential and commercial real estate loans, home equity lines of credit, commercial and consumer loans. Substantially all loans are secured by specific collateral. Real estate loans are secured by both residential and commercial real estate. Commercial loans are expected to be repaid from cash flows of the business. Lending activities are primarily funded by attracting deposits. Primary deposit products include a variety of checking, savings and certificate of deposit accounts. The primary source of income is interest on loans and securities.

BUSINESS SEGMENTS: While the Corporation's chief decision makers monitor the revenue streams of the various Corporation products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all banking operations are considered by management to be aggregated in one reportable operating segment.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS: Management makes estimates and assumptions in preparing financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the amount reported in the financial statements and disclosures required, and future results could differ. The allowance for loan losses, fair values of certain securities, the determination and carrying value of impaired loans and the carrying value of loans held for sale are all particularly subject to change.

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

                                   (Continued)
--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ALLOWANCE FOR LOAN LOSSES: An allowance for loan losses is maintained for probable incurred credit losses. Provisions and recoveries increase the allowance, while it is decreased by charge-offs. Management maintains the allowance at a level considered adequate to cover losses that are currently anticipated, based on past loss experience, general economic conditions, risk in the portfolio, information about specific borrower situations, collateral values, and other factors and estimates which are subject to change over time. While portions of the allowance are allocated for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur. A loan is charged-off against the allowance when deemed uncollectible, although collection efforts continue and future recoveries may occur.

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

STOCK DIVIDEND: A 5% stock dividend was distributed in July 2000 and a 10% stock dividend was distributed in March 1999. Share data has been adjusted to reflect the stock dividends. Stock dividends are recorded at the fair market value of the shares issued.

                                   (Continued)
--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                                                       2001           2000            1999
                                                                       ----           ----            ----
                                                                             (Dollars in thousands)
         Weighted average common shares
          outstanding for basic EPS                                   989,191         993,423      1,016,740
         Add:  Dilutive effects of assumed exercises
          of stock options and recognition and
          retention plan vesting                                       39,078          18,635         28,738
                                                                  -----------     -----------    -----------
         Average shares and dilutive potential
          common shares                                             1,028,269       1,012,058      1,045,478
                                                                  ===========     ===========    ===========

As of December 31, 2001, no stock options were antidilutive, but at December 31, 2000, options for 31,078 shares were antidilutive and at December 31, 1999, options for 32,655 shares were antidilutive. Antidilutive stock options are those in which the exercise price of the option exceeds the fair market value of the underlying stock. Antidilutive stock options were excluded from the above calculation.

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

FINANCIAL STATEMENT PRESENTATION: Certain items in the 1999 and 2000 financial statements have been reclassified to correspond with the 2001 presentation.


                                   (Continued)
--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

Securities available for sale at year-end were as follows:

                                                                     Gross            Gross           Estimated
                                                                  Unrealized       Unrealized           Fair
                                                                     Gains           Losses             Value
                                                                     -----           ------             -----
                                                                   (Dollars in thousands)
2001
----
       U.S. government and
         federal agencies                                       $        44       $       (32)     $     5,334
       States and municipalities                                         55               (50)           3,835
       Other                                                              2                                186
       Mortgage-backed securities                                       109                (9)           8,463
                                                                -----------       -----------      -----------
       Total debt securities                                            210               (91)          17,818

       Equity securities                                                  9                                 31
                                                                -----------       -----------      -----------
                                                                $       219       $       (91)     $    17,849
                                                                ===========       ===========      ===========

2000
----
       U.S. government and
         federal agencies                                       $         9       $      (110)     $     9,395
       States and municipalities                                         95                              2,377
       Other                                                              1                                260
       Mortgage-backed securities                                        22               (75)           9,123
                                                                -----------       -----------       ----------
       Total debt securities                                            127              (185)          21,155

       Equity securities                                                                                    22
                                                                -----------       -----------      -----------
                                                                $       127       $      (185)     $    21,177
                                                                ===========       ===========      ===========

Contractual maturities of debt securities available for sale at year-end 2001 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                    Estimated
                                                                                   Fair Value
                                                                                   ----------
                                                                              (Dollars in thousands)
     Due in one year or less                                                      $        61
     Due after one year through five years                                              3,888
     Due after five years through ten years                                             1,502
     Due after ten years                                                                3,904
     Mortgage-backed securities                                                         8,463
                                                                                  -----------
                                                                                  $    17,818
                                                                                  ===========


--------------------------------------------------------------------------------
                                   (Continued)

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Securities totaling $12.1 million were called during 2001, resulting in no gains or losses. No securities were sold during 2001. Securities totaling $550,000 were sold during 2000, resulting in a gross gain of $9,000, while calls totaled $1.0 million with no gain or loss. Securities totaling $577,000 were sold during 1999, resulting in gross gains of $4,000 and gross losses of $2,000. Securities totaling $3.0 million were called during 1999, resulting in a gain of $1,000.

As of December 31, 2001 and 2000, securities totaling $10.3 million and $14.0 million were pledged to collateralize public funds.

NOTE 3 - LOANS

Loans at year-end were as follows:

                                                                                        2001              2000
                                                                                        ----              ----
                                                                                        (Dollars in thousands)
Real estate mortgage loans
        One-to-four family residences                                               $    65,649      $    78,463
        Loans held for sale                                                                 464               96
        Nonresidential property                                                          29,786           19,572
        Multifamily and other                                                             3,599            2,839
                                                                                    -----------      -----------
                                                                                         99,498          100,970
Consumer and other loans
        Home equity loans                                                                11,365           13,282
        Purchased second mortgages                                                        2,945            4,631
        Consumer loans and lines of credit                                                1,333            1,920
        Commercial business loans                                                         1,537            1,555
        Other                                                                             1,466            1,854
                                                                                    -----------      -----------
                                                                                         18,646           23,242
                                                                                    -----------      -----------

        Total loan principal balances                                                   118,144          124,212
        Undisbursed loan funds                                                           (1,364)          (2,909)
        Premiums on purchased loans
        and net deferred loan costs                                                         458              564
        Allowance for loan losses                                                        (1,738)          (1,964)
                                                                                    -----------      -----------

                                                                                    $   115,500      $   119,903
                                                                                    ===========      ===========


Activity in the allowance for loan losses for the year was as follows:

                                                                       2001           2000            1999
                                                                       ----           ----            ----
                                                                             (Dollars in thousands)

      Beginning balance                                              $  1,964       $   2,037      $   2,211
      Provision for loan losses                                            60                            (75)
      Recoveries                                                           26              40             26
      Charge-offs                                                        (312)           (113)          (125)
                                                                     --------       ---------      ---------

      Ending balance                                                 $  1,738       $   1,964      $   2,037
                                                                     ========       =========      =========



                                   (Continued)
--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Nonaccrual and renegotiated loans totaled $898,000 and $841,000 at December 31, 2001 and 2000. Interest income that would have been recorded on such loans under their original terms totaled approximately $90,000 and $77,000 for the years ended December 31, 2001 and 2000. The amounts included in interest income for such loans totaled approximately $29,000 during 2001 and $29,000 during 2000. Potters Bank is not committed to lend additional funds to debtors whose loans have been modified. Impaired loans were not material at any date or during any period presented.

NOTE 4 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at year-end was as follows:

                                                                       2001           2000
                                                                       ----           ----
                                                                      (Dollars in thousands)

           Loans                                                     $    830       $   1,082
           Securities                                                     136             205
           Mortgage-backed securities                                      50              62
                                                                     --------       ---------

                                                                     $  1,016       $   1,349
                                                                     ========       =========

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at year-end was as follows:

                                                                       2001           2000
                                                                       ----           ----
                                                                      (Dollars in thousands)

           Land                                                      $    716       $     177
           Buildings and improvements                                   3,237           2,748
           Furniture and equipment                                      1,542           1,399
                                                                     --------       ---------
                                                                        5,495           4,324
           Less: Accumulated depreciation                               2,539           2,308
                                                                     --------       ---------

                                                                     $  2,956       $   2,016
                                                                     ========       =========

NOTE 6 - DEPOSITS

Deposits at year-end were as follows:

                                                                       2001                        2000
                                                                       ----                        ----
                                                                  Amount      Percent         Amount      Percent
                                                                  ------      -------         ------      -------
                                                                              (Dollars in thousands)
Demand, NOW, and Super NOW accounts
  (Noninterest bearing deposits:  2001 -
  $2,272,000; 2000 - $2,009,000)                              $    17,915         15.6%   $    16,343         13.8%
Savings and club accounts                                          41,976         36.6         40,508         34.3
Money market demand accounts                                        1,027          0.9          1,272          1.3
Certificates of deposit                                            53,733         46.9         59,669         50.6
                                                              -----------       ------    -----------       ------

                                                              $   114,651        100.0%   $   117,792        100.0%
                                                              ===========       ======    ===========       ======

                                   (Continued)
--------------------------------------------------------------------------------

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

--------------------------------------------------------------------------------


NOTE 6 - DEPOSITS (Continued)

Certificates of deposit with a minimum denomination of $100,000 were approximately $11,968,000 and $15,645,000 at year-end 2001 and 2000.

Scheduled maturities of certificates of deposit were as follows:

                                                               Maturities
                                                               ----------
                                                         (Dollars in thousands)
                                    2002                     $    38,113
                                    2003                           8,570
                                    2004                           3,129
                                    2005                           2,129
                                    2006                           1,792
                                                             -----------

                                                             $    53,733
                                                             ===========

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank ("FHLB") advances at year-end were as follows:

                                                                          2001             2000
                                                                          ----             ----
                                                                          (Dollars in thousands)
Maturities March 2001 through May 2010, primarily
 convertible fixed-rate, from 5.54% to 6.50%, averaging 5.99%                          $   19,500

Maturities March 2002 through May 2010, primarily
 convertible fixed-rate, from 5.61% to 6.50%, averaging 6.04%           $   17,500
                                                                        ----------     ----------

                                                                        $   17,500     $   19,500
                                                                        ==========     ==========

FHLB advances are payable at maturity, or prior to maturity with prepayment penalties. At year-end 2001, advances totaling $12,000,000 were convertible fixed-rate advances which, at the FHLB's option, can be converted to the London Interbank Offering Rate, on a quarterly basis after the first year of the advances. If the FHLB exercises its option, the advances may be repaid in whole or in part on any of the quarterly repricing dates without prepayment penalty. Collateral for advances include all shares of FHLB stock and 100% of the qualified real estate loan portfolio.

Scheduled maturities of advances were as follows:

                                                                Maturities
                                                                ----------
                                                       (Dollars in thousands)
                                    2002                      $     5,500
                                    2003
                                    2004
                                    2005
                                    2006
                                    Thereafter                     12,000
                                                              -----------

                                                              $    17,500
                                                              -----------


--------------------------------------------------------------------------------
                                  (Continued)
                                       52

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

--------------------------------------------------------------------------------


NOTE 8 - EMPLOYEE BENEFITS PLANS

A 401(k) plan allows employee contributions up to 15% of each participant's compensation, with a match equal to 50% of the first 6% of the compensation contributed. Participants may also receive discretionary and profit sharing contributions. Expense was $60,000 in 2001, $63,000 in 2000 and $60,000 in 1999.
PFC common shares are available as an investing option to all participants of the plan. The 401(k) plan purchased 2,341 common shares for participants during 2001, 4,763 shares during 2000 and 2,611 shares during 1999.

A Recognition and Retention Plan provides for the award of shares to directors and certain key employees. Compensation expense is recognized over a five-year vesting period. Of the 36,659 shares available to be awarded under the plan, 47,163 shares have been awarded and 10,534 shares forfeited upon the termination of employment by participants. During 2001, 3,119 shares were earned of the 16,747 shares awarded during 1998 and 200 shares were earned of the 1,000 shares awarded during 2000. At December 31, 2001, 30 shares were available to be awarded. Compensation expense totaled $42,000, $41,000 and $56,000 for 2001, 2000 and 1999. Unearned compensation is reported as a reduction of shareholders' equity until earned.

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

ESOP contribution and expense totaled $59,000, $34,000 and $66,000 for 2001, 2000 and 1999. At year-end 2001, 22,087 shares of PFC common stock were owned by the ESOP, of which 21,397 shares were allocated to employee accounts and 690 shares were purchased in 2001 and will be allocated to participants in future periods based on plan criteria. At year-end 2000, the ESOP owned 21,397 shares of PFC common stock, of which 14,640 shares were allocated to employee accounts and 6,757 shares were allocated to plan participants in 2001. At year-end 2001, the estimated fair value of shares subject to the cash distribution option, based on the last sales price quoted in 2001 on the Nasdaq SmallCap Market, totaled $481,000.

NOTE 10 - STOCK OPTION PLANS

Options to buy stock are granted to directors, officers and other key employees. In addition to the outstanding stock options summarized below, 4,774 shares were available to be granted as of December 31, 2001. The exercise price is the market price at the date of grant. All options have a term of 10 years and are immediately exercisable.




--------------------------------------------------------------------------------
                                  (Continued)
                                       53

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

--------------------------------------------------------------------------------


NOTE 10 - STOCK OPTION PLANS (Continued)

A summary of activity in the plan was as follows:

                                             2001                      2000                      1999
                                             ----                      ----                      ----
                                                 Weighted                   Weighted                  Weighted
                                                  Average                    Average                   Average
                                                 Exercise                   Exercise                  Exercise
                                     Shares        Price       Shares         Price       Shares        Price
                                     ------        -----       ------         -----       ------        -----
Outstanding - beginning
 of year                             106,069        $7.86        85,078        $7.89       54,502        $5.20
Granted                                                          26,351         8.57       31,500        12.44
Forfeited                               (787)       12.44        (5,360)       11.80
Exercised                               (625)       11.82                                    (924)        4.33
                                    --------                  ---------                 ---------

Outstanding - year-end               104,657         7.81       106,069         7.86       85,078         7.89
                                    ========                  =========                 =========
Weighted average fair value
 of options granted during
 the year                                                                      $2.02                     $3.68

Options outstanding at year-end 2001 were as follows:

                                                      Weighted
                                                      Remaining
                                                     Contractual
Range of exercise price               Number             Life

$5-$10                                77,096              4.3 yrs
$11-$20                               27,561              7.3
                                    --------

Outstanding and exercisable
 at year-end                         104,657              5.1 yrs
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

                                                   2001                       2000                      1999
                                                   ----                       ----                      ----
                                                          (Dollars in thousands, except per share data)
Net income as reported                           $  1,238                  $   1,447                 $   1,346
Pro forma net income                                1,238                      1,412                     1,273

Basic earnings per share as reported             $   1.25                  $    1.46                 $    1.32
Pro forma basic earnings per share                   1.25                  $    1.40                 $    1.25

Diluted earnings per share as reported           $   1.20                  $    1.43                 $    1.29
Pro forma diluted earnings per share                 1.20                       1.38                      1.22


--------------------------------------------------------------------------------
                                  (Continued)
                                       54

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

--------------------------------------------------------------------------------


NOTE 10 - STOCK OPTION PLANS (Continued)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. No options were granted during 2001.

                                               2000                     1999
                                               ----                     ----
Risk free interest rate                        6.30%                    5.70%
Expected option life                           6 yrs                    6 yrs
Expected stock price volatility               29.16%                   28.04%
Dividend yield                                 4.73%                    1.24%

NOTE 11 - INCOME TAXES

Income tax expense was as follows:

                                                        2001             2000              1999
                                                        ----             ----              ----
                                                                (Dollars in thousands)
        Current                                    $       459       $       549      $       652
        Deferred                                            59                36               68
                                                   -----------       -----------      -----------

                                                   $       518       $       585      $       720
                                                   ===========       ===========      ===========

Deferred tax assets and liabilities at year-end were due to the following:

                                                                  2001           2000
                                                                  ----           ----
                                                                 (Dollars in thousands)

Deferred tax assets:
  Allowance for loan losses                                    $       581    $       593
  Depreciation                                                           9             15
  Unrealized loss on securities available for sale                                     20
  Other                                                                 30             16
                                                               -----------    -----------
                                                                       620            644
                                                               -----------    -----------

Deferred tax liabilities:
  FHLB stock dividends                                                (277)          (247)
  Unrealized gain on securities available for sale                     (44)
  Other                                                                (69)           (44)
                                                               -----------    -----------
                                                                      (390)          (291)
                                                               -----------    -----------

Net deferred tax asset                                         $       230    $       353
                                                               ===========    ===========

Taxes paid in the current and prior years were adequate to warrant recording the full deferred tax asset without a valuation allowance.

Federal income tax laws permitted additional bad debt deductions through 1987, totaling $2,480,000. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise be $843,000 at December 31, 2001. If Potters Bank were liquidated or otherwise ceased to exist, or if tax laws changed, this amount would be expensed. Under 1996 tax law changes, bad debts are based on actual loss experience and tax bad debt reserves accumulated since 1987 are to be reduced. This requires payment of approximately $32,000 over six years beginning in 1998.



--------------------------------------------------------------------------------
                                  (Continued)
                                       55

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

--------------------------------------------------------------------------------


NOTE 11 - INCOME TAXES (Continued)

Effective tax rates differ from federal statutory rate of 34% applied to financial statement income due to the following:

                                                                       2001             2000              1999
                                                                       ----             ----              ----
                                                                              (Dollars in thousands)
        Federal statutory rate
         times financial income                                   $       597       $       691      $       703
        Effect of:
           Tax exempt income                                              (54)               (7)              (4)
           Tax credits                                                    (33)             (103)
           Other                                                            8                 4               21
                                                                  -----------       -----------      -----------

           Total                                                  $       518       $       585      $       720
                                                                  ===========       ===========      ===========

NOTE 12 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors and their affiliates in 2001 were as follows:

                                                                             (Dollars in thousands)

      Balance at beginning of year                                                  $   1,191
      New loans and advances                                                               75
      Repayments                                                                         (175)
                                                                                    ---------

      Balance at end of year                                                        $   1,091
                                                                                    =========

Deposits from principal officers, directors and their affiliates at year-end 2001 and 2000 were $333,000 and $451,000.

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

Financial instruments with off-balance sheet risk at year-end were as follows:

                                                           2001                               2000
                                                           ----                               ----
                                                             (Dollars in thousands)
                                                  Fixed           Variable           Fixed           Variable
                                                  Rate              Rate             Rate              Rate
                                                  ----              ----             ----              ----
Commitments to make loans
 (at market rates)                             $       700      $       654       $       730      $       521
Unused lines of credit and
 letters of credit                                                    5,805                              6,535



--------------------------------------------------------------------------------
                                  (Continued)
                                       56

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS (Continued)

Commitments to make loans are generally made for periods of 60 days or less. Fixed-rate loan commitments at December 31, 2001 had interest rates ranging from 6.75% to 8.75%, with maturities up to 30 years.

CASH RESERVE REQUIREMENTS: The Company is required to keep approximately $498,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at December 31, 2001. Such balances do not earn interest.

NOTE 14 - NONINTEREST INCOME AND EXPENSE

Noninterest income and expense amounts at year end included the following:

                                                                       2001           2000            1999
                                                                       ----           ----            ----
                                                                             (Dollars in thousands)
Noninterest income
         Service charges                                             $    332       $     282      $     232
         Other                                                            256             313            270
                                                                     --------       ---------      ---------
             Total                                                   $    588       $     595      $     502
                                                                     ========       =========      =========

Noninterest expense
         Salaries and employee benefits                              $  1,715       $   1,517      $   1,638
         Occupancy and equipment                                          468             471            440
         Federal deposit insurance                                         22              23             61
         Data processing                                                  219             213            205
         Professional services                                            361             367            188
         Check fraud loss                                                                 112
         Other                                                            903             878            928
                                                                     --------       ---------      ---------
             Total                                                   $  3,688       $   3,581      $   3,460
                                                                     ========       =========      =========

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

Current local loan origination activities are with customers located within the immediate lending area which includes portions of Columbiana and Jefferson Counties in northeastern Ohio and northern Hancock County in West Virginia. The Boardman loan production office focuses on originating loans in Mahoning and Trumbull Counties in northeastern Ohio and the Beaver, Pennsylvania full-service office focuses on originating loans in Beaver and Allegheny Counties in northwestern Pennsylvania. Loan purchases have been used to supplement local loan originations and have resulted in the following concentrations as of December 31, 2001.

                                      Northwest    Southwest   Hilton                     Local
                                        Ohio         Ohio     Head, SC     Indiana(1)   and other  Total
                                        ----         ----     --------     -------      ---------  -----
                                                              (Dollars in thousands)
One-to-four family residences         $   8,155    $   1,740   $ 2,746     $   3,723             $  16,364
Multifamily and nonresidential            4,550        1,962                            $ 8,787     15,299
First mortgage home equity                                                     4,607                 4,607
Second mortgages                                                               2,945                 2,945
                                      ---------    ---------   -------     ---------    -------  ---------
    Total Purchased Loans             $  12,705    $   3,702   $ 2,746     $  11,275    $ 8,787  $  39,215
                                      =========    =========   =======     =========    =======  =========



------------------------------------

(1) Loans from various parts of the country purchased from a bank in Indiana.


--------------------------------------------------------------------------------
                                  (Continued)
                                       57

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

--------------------------------------------------------------------------------


NOTE 15 - CONCENTRATIONS OF CREDIT RISK

Two nonconforming real estate loan programs, which charge a slightly higher interest rate on single-family residential mortgage loans, are available to borrowers who are considered slightly higher credit risks. Such loans totaled $6.2 million at December 31, 2001, $284,000 of which were purchased loans from southwestern Ohio also reported above.

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

Actual and required capital amounts and ratios are presented below at year end.

                                                                                       Minimum Required
                                                             Minimum Required       to be Well-Capitalized
                                                                For Capital         Under Prompt Corrective
                                       Actual                Adequacy Purposes        Action Regulations
                                       ------                -----------------        ------------------
                                 Amount        Ratio       Amount        Ratio       Amount        Ratio
                                 ------        -----       ------        -----       ------        -----
                                                          (Dollars in thousands)
2001
----
Total capital to risk-
 weighted assets               $  13,989       14.4%      $  7,784        8.0%      $   9,730      10.0%
Core capital to risk-
 weighted assets                  12,766       13.1          3,892        4.0           5,838       6.0
Core capital to
 adjusted total assets            12,766        8.7          4,399        3.0           7,331       5.0
Tangible capital to
 adjusted total assets            12,766        8.7          2,199        1.5             N/A

2000
----
Total capital to risk-
 weighted assets               $  13,233       14.1%      $  7,527        8.0%      $   9,409      10.0%
Core capital to risk-
 weighted assets                  12,048       12.8          3,763        4.0           5,645       6.0
Core capital to
 adjusted total assets            12,048        8.0          4,533        3.0           7,554       5.0
Tangible capital to
 adjusted total assets            12,048        8.0          2,266        1.5             N/A



--------------------------------------------------------------------------------
                                  (Continued)
                                       58

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

--------------------------------------------------------------------------------



NOTE 16 - REGULATORY MATTERS (Continued)

Regulations limit capital distributions by savings banks such as Potters Bank. Generally, capital distributions are limited to the current year-to-date undistributed net income and prior two years' undistributed net income, as long as the institution remains well capitalized after the proposed distribution. At year-end 2001, approximately $2.5 million was available for Potters Bank to pay dividends to the holding company. Potters Bank is considered well capitalized.

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

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Year-end carrying values and estimated fair values of financial instruments were as follows:

                                                       December 31, 2001              December 31, 2000
                                                       -----------------              -----------------
                                                   Carrying        Estimated      Carrying       Estimated
                                                   --------        ---------      --------       ---------
                                                     Value         Fair Value       Value       Fair Value
                                                     -----         ----------       -----       ----------
Financial assets:                                                    (Dollars in thousands)
----------------
Cash and cash equivalents                        $     6,951    $     6,951     $    4,820     $     4,820
Securities available for sale                         17,849         17,849         21,177          21,177
Loans, net                                           115,500        116,462        119,903         119,923
Federal Home Loan Bank stock                           1,362          1,362          1,274           1,274
Accrued interest receivable                            1,016          1,016          1,349           1,349

Financial liabilities:
---------------------
Deposits                                         $  (114,651)   $  (115,654)    $ (117,792)    $  (117,813)
Federal Home Loan Bank advances                      (17,500)       (17,902)       (19,500)        (20,178)
Accrued interest payable                                (104)          (104)          (278)           (278)

The methods and assumptions used to estimate fair value are described as follows:

Carrying values are the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits and variable-rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of unrecorded commitments was not material at year-end 2001 or 2000.

--------------------------------------------------------------------------------
                                  (Continued)
                                       59

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

--------------------------------------------------------------------------------

NOTE 18 - CONDENSED PARENT-ONLY FINANCIAL STATEMENTS

Condensed financial information of Potters Financial Corporation follows:

CONDENSED BALANCE SHEETS

December 31:                                                    2001            2000
                                                                ----            ----
                                                               (Dollars in thousands)
ASSETS

    Cash and cash equivalents                                 $     323      $     309
    Equity securities available for sale                             31             22
    Investment in subsidiary                                     12,844         12,009
    Other assets                                                    154
                                                              ---------      ---------

         Total assets                                         $  13,352      $  12,340
                                                              =========      =========

LIABILITIES AND EQUITY

    Other liabilities                                         $      75      $       7
    Shareholders' equity                                         13,277      $  12,333
                                                              ---------      ---------

         Total liabilities and shareholders' equity           $  13,352      $  12,340
                                                              =========      =========

CONDENSED STATEMENTS OF INCOME

Year ended December 31:                                         2001            2000           1999
                                                                ----            ----           ----
                                                                       (Dollars in thousands)
    INCOME
    Dividends from subsidiary                                 $     800      $     375       $    708
    Interest income and dividends                                     2              2              5
    Net gain on sales of securities                                                                 4
    Other                                                                           29
                                                              ---------      ---------       --------
                                                                    802            406            717
    EXPENSE                                                         350            157             58
                                                              ---------      ---------       --------

    INCOME BEFORE INCOME TAXES AND
      UNDISTRIBUTED SUBSIDIARY INCOME                               452            249            659

    Income tax benefit                                             (110)           (43)           (18)
    Equity in undistributed
     subsidiary income                                              676          1,155            669
                                                              ---------      ---------       --------

    NET INCOME                                                $   1,238      $   1,447       $  1,346
                                                              =========      =========       ========




--------------------------------------------------------------------------------
                                  (Continued)
                                       60

                          POTTERS FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

--------------------------------------------------------------------------------

NOTE 18 - CONDENSED PARENT-ONLY FINANCIAL STATEMENTS (Continued)


CONDENSED STATEMENTS OF CASH FLOWS
Year ended December 31:

                                                                2001            2000           1999
                                                                ----            ----           ----
                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $   1,238      $   1,447       $  1,346
    Adjustments:
       Equity in undistributed subsidiary income                   (676)        (1,155)          (669)
       Net realized gain on sales of securities                                                    (4)
       Change in other assets and other liabilities                 (86)            40            (12)
                                                              ---------      ---------       --------
       Net cash from operating activities                           476            332            661
CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of equity securities available for sale                                                   57
                                                              ---------      ---------       --------
      Net cash from investing activities                                                           57

CASH FLOWS FROM FINANCING ACTIVITIES
    Purchase of common stock                                                      (281)          (726)
    Proceeds from exercise of stock options                           7                             4
    Dividends paid                                                 (469)          (394)          (318)
                                                              ---------      ---------       --------
      Net cash from financing activities                           (462)          (675)        (1,040)
                                                              ---------      ---------       --------

Net change in cash and cash equivalents                              14           (343)          (322)

Beginning cash and cash equivalents                                 309            652            974
                                                              ---------      ---------       --------

ENDING CASH AND CASH EQUIVALENTS                              $     323      $     309       $    652
                                                              =========      =========       ========

NOTE 19 - PENDING MERGER

On September 6, 2001, an Agreement and Plan of Merger was executed among the Corporation, Potters Bank, United Community Financial Corp. and The Home Savings and Loan Company of Youngstown, Ohio. Under the terms of the Agreement and Plan of Merger, United Community agreed to pay $22.00 per share in cash to the Corporation's shareholders. At a special meeting of shareholders held on January 24, 2002, the shareholders of the Corporation approved the transaction. Regulatory approval has been received, and the parties are preparing to close the transaction on April 1, 2001, although no assurance can be provided that the closing will, in fact, occur or when it will occur. Upon the closing, a subsidiary of Home Savings will merge into the Corporation, and the Corporation will dissolve into Home Savings. Potters Bank will then merge into Home Savings, and Potters Bank branches will become branches of Home Savings.

Pending merger costs to be recorded prior to the effective time of the closing include $976,000 in payments under change in control agreements, $1.5 million in payments for stock options, $155,000 in payments for recognition and retention plan awards and $146,000 in remaining investment banker's fees.

--------------------------------------------------------------------------------
                                       61

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Potters Financial Corporation
East Liverpool, Ohio


We have audited the accompanying consolidated balance sheets of Potters Financial Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Potters Financial Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                                Crowe, Chizek and Company LLP

Columbus, Ohio
February 15, 2002

ITEM 8.    CHANGE IN ACCOUNTANTS.

No changes or disagreements with the independent accountants have occurred.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


                               BOARD OF DIRECTORS

         The following directors serve as directors for the terms indicated:

                                                                  Director        Director of
                                                                  of PFC          Potters Bank     Term
Name                           Age        Position Held           Since(1)        Since            Expires
----                           ---        -------------           -----           -----            -------

William L. Miller              61         Chairman of the
                                          Board and Director      1995            1982             2003
Edward L. Baumgardner          58         Chief Executive
                                          Officer, President
                                          and Director            1995            1995             2003
Arthur T. Doak                 52         Director                1995            1990             2002
Suzanne B. Fitzgerald          63         Director                1997            1997             2003
Timothy M. O'Hara              51         Director                1995            1988             2002
James R. Platte                56         Director                2000            2000             2003
Peter D. Visnic                54         Director                1995            1992             2002

-------------------------------

(1) Messrs. Miller, Baumgardner, Doak, O'Hara and Visnic became directors of PFC in connection with the 1996 reorganization of Potters Bank into a wholly owned subsidiary of PFC and the cancellation of Potters Bank common shares in exchange for PFC common shares.

         MR. MILLER has served as the Chairman of the Board of Potters Bank since September 1991. Since 1983, Mr. Miller has been the President and Chairman of the Board of MVP Enterprises, Inc., a nursing home provider in East Liverpool. In addition, Mr. Miller has been a partner in Miller & Stacey, an independent public accounting firm, since 1977.

         MR. BAUMGARDNER has been the Chief Executive Officer, the President and a Director of Potters Bank since February 1995 and of PFC since the Reorganization. From August 1984 to October 1992, Mr. Baumgardner was the President of Citizens Loan & Building Company of Lima, Ohio ("Citizens"). After Citizens merged into American Community Bank, N.A. ("AmeriCom"), Mr. Baumgardner served as the President of AmeriCom, from November 1992 to January 1995.

         MR. DOAK has been President of The Milligan Hardware & Supply Company in East Liverpool since 1985.

         MS. FITZGERALD has served as Dean of the East Liverpool Campus of Kent State University since 1987. Prior to 1987, Ms. Fitzgerald, a registered nurse, served three years as Director of the Nursing Program at that Campus.

         MR. O'HARA has been the Vice President of Operations of W.C. Bunting Co., Inc., a supplier of decorative pottery in East Liverpool, since 1975.

         MR. PLATTE has been the Vice President of Manufacturing at The Hall China Company, a manufacturer of ceramic hotel cookingware in East Liverpool, for twenty years.

         MR. VISNIC has been the Vice President, the Licensed Administrator and a director of MVP Enterprises, Inc. since 1983. From 1977 through 1992, Mr. Visnic was a partner in Crable, Miller & Visnic, the predecessor of Miller & Stacey.



                               EXECUTIVE OFFICERS

         In addition to Mr. Baumgardner, the following persons are executive officers of PFC and/or Potters Bank and hold the designated positions:

Name                                Age                       Position(s) Held
----                                ---                       ----------------

Anne S. Myers                        49              Senior Vice  President, Secretary and Chief Operating/Financial
                                                     Officer of PFC and Potters Bank

Albert E. Sampson                    57              Senior Vice President of PFC and Senior Vice President and
                                                     Chief Lending Officer of Potters Bank

Stephen A. Beadnell                  39              Vice President and Treasurer of PFC and Vice President,
                                                     Treasurer, Controller and Internal Auditor of Potters Bank

         Ms. Myers has served as Vice President and Chief Operating Officer of Potters Bank since July 1992, and was named Secretary in October 1996, Chief Financial Officer in March 1997 and Senior Vice President in April 1998. Ms. Myers became Vice President and Chief Operating Officer of PFC in connection with the Reorganization, and was named Chief Financial Officer in March 1997 and Senior Vice President in April 1999.

         Mr. Sampson became Vice President and Chief Lending Officer of Potters Bank in July 1996 and was named Senior Vice President in April 1998. Mr. Sampson has been a Vice President of PFC since July 1996 and was named Senior Vice President in April 1999. From 1992 through July 1996, Mr. Sampson served as Vice President of Lending of Home Federal Bank in Hamilton, Ohio.

         Mr. Beadnell has served as Internal Auditor of Potters Bank since April 1992. Mr. Beadnell became Controller in September 1996. In May 1998, Mr. Beadnell was named Vice

President and Treasurer of Potters Bank. In April 2000, Mr. Beadnell was named Vice President and Treasurer of PFC.

ITEM 10.   EXECUTIVE COMPENSATION.

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

DIRECTOR COMPENSATION

         PFC does not pay fees to directors. Each non-employee director of Potters Bank receives a fee of $4,000 per year for service as a director of Potters Bank and an additional $325 for each meeting of the full Board of Directors and $175 for each committee meeting attended by the director. The Chairman of the Board receives an annual fee of $8,000 for services as Chairman and an additional $650 for each meeting of the full Board of Directors attended, but receives no fees for his attendance at committee meetings.

EXECUTIVE COMPENSATION

         The following table presents certain information regarding compensation received by Edward L. Baumgardner, the President and Chief Executive Officer of PFC and Potters Bank, for the fiscal year ended December 31, 2001. Mr. Baumgardner received the compensation included in the following table from Potters Bank and received no compensation from PFC. No other executive officer of Potters Bank or PFC earned salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2001.

                                                 Summary Compensation Table
                                                 --------------------------

-------------------------------------------------------------------------------------------------------------------
                                                   Annual Compensation(1)            Awards          All Other
                                                                                                     Compensation
-------------------------------------------------------------------------------------------------------------------

                                                                                   Securities
                                                                                   underlying
Name and Principal                  Year         Salary($)         Bonus($)      options/SARs(#)
   Position
-------------------------------------------------------------------------------------------------------------------

   Edward L. Baumgardner            2001         $129,000         $  13,050              --          $    3,892(2)
   President and Chief              2000         $125,500         $  10,150              4,200       $   11,562(3)
   Executive Officer                1999         $122,000         $   9,400              4,200       $   14,658(3)


------------------------------

(1) Amounts reported do not include amounts attributable to perquisites received. The cost of such benefits was less than 10% of Mr. Baumgardner's salary and bonus.

(2) Consists of the matching portion only of Potters Bank's contribution to Mr. Baumgardner's 401(k) Plan account. The additional discretionary portion of Potters Bank's contribution to Mr. Baumgardner's 401(k) Plan account and the allocation to Mr. Baumgardner's ESOP account are not yet available.

(3) Consists of Potters Bank's contribution to (a) Mr. Baumgardner's 401(k) Plan account in the amounts of $7,783 in 2000 and $7,328 in 1999 and
         (b) Mr. Baumgardner's ESOP account in the aggregate values of $3,779 and $7,330 in 2000 and 1999 at the dates of allocation.

STOCK OPTION PLANS

         Shareholders approved two stock option plans, the first at its 1994 Annual Meeting of Shareholders and the second at its 1998 Annual Meeting of Shareholders. Under the plan approved in 1994, 122,199 shares (as adjusted to give effect to a stock split in the form of a stock dividend effective in December 1997, a 10% stock dividend effective in March 1999 and a 5% stock dividend effective in July 2000) have been reserved for issuance upon the exercise of options to be granted to directors, officers and other key employees. Options to purchase 122,103 shares have been granted under the 1994 plan, and options to purchase 52,420 of such shares are currently unexercised. Pursuant to the plan approved in 1998, 56,387 shares were reserved for issuance. Options totaling 31,500 shares were granted during 1999, with 27,561 shares unexercised at December 31, 2001, while 26,351 shares were granted during 2000, with 24,676 shares unexercised. In total, 4,774 shares remain available for grants.

         Both plans are administered by the Stock Option Committee of the Board of Directors of PFC. Under both plans, the Stock Option Committee may grant options to officers and key employees at such times as it deems most beneficial to PFC and Potters Bank based upon the officer's or key employee's responsibility, tenure and future potential to PFC and Potters Bank. While the plan adopted in 1998 also provides for discretionary awards to directors, the Potters Plan provides for automatic grants to directors which were effective at the time of the conversion of Potters Bank from the mutual form of ownership to the stock form of ownership (the "Conversion") or will become effective upon a new director becoming a member of the Board of Directors.

         The following table sets forth information regarding the number and value of unexercised options held by Mr. Baumgardner at December 31, 2001. No stock appreciation rights have been granted under the Stock Option Plan.

                          Aggregated Option/SAR Exercises in Last Fiscal Year and at 12/31/01      Option/SAR Values
---------------------------------------------------------------------------------------------------------------------------
                                                                    Number of                   Value of
                                                                    Securities Underlying       In-the-Money
                                                                    Options/SARs at             Options/SARs at
                                                                    12/31/01(#)                 12/31/01($)(2)

                               Shares Acquired     Value            Exercisable/                Exercisable/
Name                           on Exercise(#)      Realized ($)(1)                              Unexercisable Unexercisable
----------------------------------------------------------------------------------------------------------------------------

Edward L. Baumgardner               -0-               -0-            20,527/-0-                 $271,367/-0-


-----------------------------

(1) The figure represents the value of shares received upon the exercise of options and is determined by multiplying the number of shares exercised by the difference between the exercise price and the fair market value on the date of exercise.

(2) An option is "in-the-money" if the fair market value of the underlying stock exceeds the exercise price of the option. The figure represents the value of 20,527 of such options determined by multiplying the number of shares subject to the option by the difference between the $8.58 weighted average exercise price and the fair market value of the common shares subject to the option, which was $21.80 per share on December 31, 2001, based upon the closing sales price reported by The Nasdaq Stock Market.

RECOGNITION AND RETENTION PLAN


         Shareholders approved the RRP at the 1994 Annual Meeting of Shareholders of Potters Bank. In connection with the Conversion, 36,659 common shares (as adjusted to give effect to a stock split in the form of a stock dividend effective in December 1997, a 10% stock dividend effective in March 1999 and a 5% stock dividend effective in July 2000) were purchased by the RRP trust with funds contributed by Potters Bank, and 47,163 common shares (as adjusted) were awarded under the RRP to directors and executive officers. Since such awards were made, 29,591 common shares have been earned and distributed to participants and 10,534 common shares have been forfeited by the termination of employment of participants.

         The RRP is administered by the RRP Committee of the Board of Directors, which determines awards of common shares to be made under the RRP. One-fifth of the common shares awarded under the RRP are earned by a recipient on each anniversary of the date of the award. Awarded but unearned common shares are held by the RRP trust. A recipient may direct the voting of all common shares awarded to him or her, regardless of whether such common shares have been earned, and will be entitled to receive any dividends or other distributions paid on all awarded but unearned common shares.

EMPLOYMENT AGREEMENT

           PFC and Potters Bank entered into a three-year severance agreement with Mr. Baumgardner, effective July 27, 2000. The agreement provides that if the employment of Mr. Baumgardner is terminated at any time during such three-year term (i) without Mr. Baumgardner's written consent, (ii) for any reason other than "just cause" (as defined in the agreement), and (iii) in connection with or within one year of a change in control, Mr. Baumgardner will be entitled to receive, within 10 days of such termination, a payment equal to
2.9 times his annual compensation for the prior year plus, if permissible under the benefit plans, continued health insurance and other benefits for the remainder of the three-year term of the agreement. If in connection with or within one year of a change in control of PFC or Potters Bank, Mr. Baumgardner's compensation is reduced, certain conditions of his employment are changed or Mr. Baumgardner's duties or responsibilities are materially changed, Mr. Baumgardner will be entitled to voluntarily terminate his employment and receive the same payment and benefits. If the change of control occurs during the last year of the term of the agreement, the term of the agreement will be extended to fifteen months from the date of the change of control. Any payment under the agreement will be subject to reduction, to the extent necessary, to comply with certain provisions of the Internal Revenue Code of 1986, as amended. Assuming termination for other than "just cause" and in connection with such a change in control, Mr. Baumgardner would receive $411,945, plus other benefits, based on his compensation for fiscal 2001.

ITEM 11.   OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                   VOTING SECURITIES AND OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the only persons known to PFC to own beneficially more than five percent of the outstanding common shares of PFC as of March 11, 2002:

                                                  Amount and Nature of                      Percent of
Name and Address                                  Beneficial Ownership                  Shares Outstanding
----------------                                  --------------------                  ------------------
Jeffrey L. Gendell,                                     90,216(1)                              9.03%
Tontine Financial Partners, L.L.P. and
Tontine Management, L.L.C.
200 Park Avenue, Suite 3900
New York, NY 10166

Wm. Gaylord Billingsley                                 58,800(2)                              5.89%
P.O. Box  2108
1110 Dairy Lane
East Liverpool, OH 43920

Towle & Co.                                             53,823(3)                              5.39%
12855 Flushing Meadow Drive
St. Louis, MO  63131

-----------------------------------

(1) As reported in a Schedule 13G filed by Mr. Gendell, consists of 57,981 shares over which Mr. Gendell has sole voting and dispositive power and 32,235 shares with respect to which Mr. Gendell has shared voting and dispositive power.

(2) Consists of 56,490 shares with respect to which Mr. Billingsley has sole voting and dispositive power and 2,310 shares owned by Mr. Billingsley's wife.

(3) Consists of 22,869 shares with respect to which Towle & Co. has sole voting and dispositive power and 30,954 shares with respect to which Towle & Co. has shared dispositive power.

         The following table sets forth certain information with respect to the number of common shares of PFC beneficially owned by each director of PFC and by all directors and executive officers of PFC as a group as of March 11, 2002:

                                                  Amount and Nature of                      Percent of
Name and Address(1)                              Beneficial Ownership(2)                Shares Outstanding
-------------------                              -----------------------                ------------------

Edward L. Baumgardner                                      32,404(3)                           3.18%
Arthur  T. Doak                                            25,763(4)                           2.55%
Suzanne B. Fitzgerald                                       5,101(5)                           0.51%
William L. Miller                                          39,593(6)                           3.91%
Timothy M. O'Hara                                          21,113(6)                           2.09%
James R. Platte                                             2,879(7)                           0.29%
Peter D. Visnic                                            35,029(8)                           3.50%
All directors and executive officers
 as a group (10 persons)                                  211,621(9)                          19.37%

-------------------------

(1) Each of the persons listed in this table may be contacted at the address of PFC, 519 Broadway, East Liverpool, Ohio 43920.

(2) Each person has sole voting power and sole dispositive power unless otherwise indicated. Each director's number of shares, except Mr. Baumgardner's and Mr. Platte's, includes 462 shares awarded but not yet earned under the Potters Savings and Loan Company's Recognition and Retention Plan (the "RRP"), with respect to which the director has voting power, but not dispositive power. Mr. Baumgardner's unearned RRP shares total 1,386. Mr. Platte's unearned RRP shares total 800.

(3) Includes 20,527 shares that may be acquired pursuant to options granted under The Potters Savings and Loan Company Stock Option Plan (the "Potters Plan"); 4,353 shares with respect to which Mr. Baumgardner has sole investment power as a participant in Potters Bank's 401(k) Retirement Savings Plan (the "401(k) Plan"); 2,327 shares allocated under Potters Financial Corporation's Employee Stock Ownership Plan (the "ESOP"), with respect to which Mr. Baumgardner has sole voting but not dispositive power; and 1,155 shares owned by Mr. Baumgardner's wife.

(4) Includes 13,377 shares that may be acquired pursuant to options granted under the Potters Plan; 30 shares not yet awarded under the RRP, with respect to which Mr. Doak, as co-trustee of the RRP, has shared voting power; and 9,240 shares with respect to which Mr. Doak has shared voting and dispositive power with his wife.

(5) Includes 2,992 shares that may be acquired pursuant to options granted under the Potters Plan and 30 shares not yet awarded under the RRP, with respect to which Ms. Fitzgerald, as co-trustee of the RRP, has shared voting power.

(6) Includes 13,377 shares that may be acquired pursuant to options granted under the Potters Plan.

(7) Includes 1,417 shares that may be acquired pursuant to options granted under the Potters Plan and 462 shares with respect to which Mr. Platte has shared voting and dispositive power with his wife.

(8) Includes 2,992 shares that may be acquired pursuant to options granted under the Potters Plan.

(9) Includes 93,997 shares that may be acquired pursuant to options granted under the Potters Plan; 7,051 shares allocated to the ESOP accounts of officers, with respect to which such officers have sole voting power; and 9,554 shares held in the 401(k) Plan, with respect to which four officers have sole dispositive power as participants.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Potters Bank has made loans to certain of PFC's directors and executive officers, their affiliates and members of their families. All loans to directors and executive officers are made on the same terms as offered to employees in a company-wide benefit program. Loans to all directors and employees, other than commercial and nonowner-occupied residential loans, are made with an interest rate 1% below the interest rate for comparable transactions with other persons, and no document preparation fees are collected. Commercial and nonowner-occupied residential loans are made at market interest rates and on the same terms as offered to the general public. The following table sets forth certain information regarding loans to executive officers and directors whose indebtedness to Potters Bank exceeded $60,000 at any time during the two-year period ended December 31, 2001:

                                                                                                Largest Balance
                                                                                                during the two      Balance at
                                               Loan                                   Rate of     years ended      December 31,
Name                       Position      Origination Date       Collateral           Interest  December 31, 2001       2001
------------------------------------------------------------------------------------------------------------------------------
William L. Miller     Director, Chairman      9/15/97       Personal Residence         6.125%     $ 356,786         $259,658
William L. Miller     Director, Chairman      4/30/98     Commercial Real Estate       8.50%        310,200          291,688
William L. Miller     Director, Chairman      9/16/97    Home Equity Line of Credit    8.00%             50                0
Suzanne B. Fitzgerald      Director           5/29/98       Personal Residence         5.25%         75,817           61,708
Suzanne B. Fitzgerald      Director           6/11/98    Home Equity Line of Credit    8.00%         15,469           15,469
Timothy M. O'Hara          Director           3/31/98       Personal Residence        6.375%         63,766           56,986
Timothy M. O'Hara          Director           3/31/98    Home Equity Line of Credit    8.00%         32,007                0
Peter D. Visnic            Director           4/07/98       Personal Residence        6.375%         93,361           83,961
Peter D. Visnic            Director           4/04/98    Home Equity Line of Credit    8.00%             50                0
Albert E. Sampson    Senior Vice President    3/31/99       Personal Residence        5.875%         86,914           85,790
Albert E. Sampson    Senior Vice President    7/27/98         Rental Property          8.50%         96,360           93,854
Albert E. Sampson    Senior Vice President   11/15/96    Home Equity Line of Credit    8.00%          5,199            4,735
Stephen A. Beadnell     Vice President        9/23/98       Personal Residence         5.50%        140,001          136,065
Stephen A. Beadnell     Vice President        9/23/98    Home Equity Line of Credit    8.00%          4,600            1,487

None of the outstanding loans to directors and executive officers involve more than the normal risk of collectibility or present other unfavorable features, and all are current in their payments.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  Item 2.          Agreement and Plan of Merger

                  Item 3.1         Amended Articles of Incorporation

                  Item 3.2         Code of Regulations

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

                  Item 10.5        Employment Contract with Albert E. Sampson

                  Item 10.6        Employment Contract with Anne S. Myers

                  Item 10.7        Employment Contract with Stephen A. Beadnell

                  Item 10.8 Potters Financial Corporation 1998 Stock Option and Incentive Plan

                  Item 10.9        Engagement Letter with Keefe, Bruyette
                                   and Woods

                  Item 11.         Statement re: computation of per
                                   share earnings

                  Item 21.         Subsidiaries of Registrant

                  Item 23.         Consent of Independent Accountants

                  Item 99. Safe Harbor Under the Private Securities Litigation Reform Act of 1995

           (b)    Reports on Form 8-K

                  None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Potters Financial Corporation



                                         By /s/  Edward L. Baumgardner
                                           -------------------------------------
                                             Edward L. Baumgardner
                                             President, Chief Executive Officer
                                             and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/  Arthur T. Doak                 By /s/  Suzanne B. Fitzgerald
     --------------------------------       -----------------------------------
     Arthur T. Doak                          Suzanne B. Fitzgerald
     Director                                Director

Date:  March 20, 2002                    Date:  March 20, 2002


By   /s/  William L. Miller              By /s/  Timothy M. O'Hara
     --------------------------------       -----------------------------------
     William L. Miller                       Timothy M. O'Hara
     Chairman of the Board                   Director

Date:  March 20, 2002                    Date:  March 20, 2002


By   /s/  James R. Platte                By /s/  Peter D. Visnic
     --------------------------------       -----------------------------------
     James R. Platte                         Peter D. Visnic
     Director                                Director

Date:  March 20, 2002                    Date:  March 20, 2002


By /s/  Anne S. Myers
   -----------------------------------
     Anne S. Myers
     Senior Vice President, Secretary,
     Chief Operating/Financial  Officer

Date:  March 20, 2002


                                INDEX TO EXHIBITS
EXHIBIT
NUMBER     DESCRIPTION                                                           PAGE NUMBER
------     -----------                                                           -----------

   2    Agreement and Plan of Merger                                  Incorporated by reference to the
                                                                      definitive Proxy Statement for the
                                                                      Special Meeting of Shareholders,
                                                                      filed on Form DEF 14A with the
                                                                      SEC on December 3, 2001.

  3.1   Articles of Incorporation of Potters Financial                Incorporated by reference to the Corporation
                                                                      Form 8-A filed with the Securities and Exchange
                                                                      and Exchange Commission (the "SEC") on March 4,
                                                                      1996 (SEC File No. 0-27980).

  3.2   Code of Regulations of Potters Financial Corporation          Incorporated by reference to the
                                                                      Form 8-A filed with the SEC on
                                                                      March 4, 1996 (SEC File No. 0-27980).

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

 10.3   Lease dated February 1, 1983, by and                          Incorporated by reference to the
        between Billingsley, Incorporated and The                     Annual Report on Form 10-KSB
        Potters Savings and Loan Company                              for the fiscal year ended December 31, 1995,
                                                                      filed with the SEC on March 28, 1996 (SEC File
                                                                      No. 0-27980), Exhibit 10.5.

 10.4   Employment Contract with Edward L. Baumgardner                Incorporated by reference to the Quarterly Report
                                                                      on Form 10-QSB for the fiscal quarter ended September
                                                                      30, 2000, filed with the SEC on November 9, 2000 (SEC
                                                                      File No. 0-27980), Exhibit 10.1.

EXHIBIT
NUMBER     DESCRIPTION                                                                     PAGE NUMBER
------     -----------                                                                     -----------

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

 10.8   Potters Financial Corporation 1998 Stock                      Incorporated by reference to the definitive
        Option and Incentive Plan                                     Proxy Statement for the 1998 Annual Meeting
                                                                      of Shareholders, filed on Form DEF 14A with
                                                                      the SEC on March 13, 1998 (SEC File No.
                                                                      0-27980).

 10.9   Engagement Letter with Keefe, Bruyette and Woods              Included herewith.

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

  23    Consent of Independent Accountants                            Included herewith.

EXHIBIT
NUMBER     DESCRIPTION                                                   PAGE NUMBER
------     -----------                                                   -----------

  99    Safe Harbor Under the Private Securities                      Included herewith.
        Litigation Reform Act of 1995